Form 10-Q
period 1996-03-31
BANKERS CORP
filed 1996-05-10
CIK 857450

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                               or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________to___________________

Commission File Number:  0-18187

                            BANKERS CORP.
           ______________________________________________________
           (Exact name of registrant as specified in its charter)

     NEW JERSEY                                  22-3257724
________________________________________________________________________
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

          210 SMITH STREET, PERTH AMBOY, NEW JERSEY  08861
          ________________________________________________
                            Not Applicable
          ________________________________________________
         (Former name, former address and former fiscal year,
                    if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES  X   NO
                                    ____    ____

                  SHARES OUTSTANDING ON MAY 7, 1996
           COMMON STOCK, $.01 PAR VALUE - 12,584,718 SHARES

                              BANKERS CORP.

                           INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION                                          PAGE

    Item 1. Financial Statements
            Consolidated Statements of Condition at March 31,1996
            and December 31, 1995 (Unaudited) . . . . . . . . . . . . . .  3


            Consolidated Statements of Income for the Three Months
            Ended March 31, 1996 and 1995 (Unaudited) . . . . . . . . . .  4


            Consolidated Statements of Changes in Stockholders' Equity
            for the Three Months Ended March 31, 1996 (Unaudited) . . . .  5


            Consolidated Statements of Cash Flows for the Three
            Months Ended March 31, 1996 and 1995 (Unaudited). . . . . . .  6


            Notes to Unaudited Consolidated Financial Statements. . . . .  7


    Item 2  Management's Discussion and Analysis of
            Financial Condition and Results of Operations . . . . . . . .  7




PART II.    OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . .11


            SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .  13

                       BANKERS CORP AND SUBSIDIARY
                  Consolidated Statements of Condition
                             (In Thousands)
                                                                     At
                                                           March 31,   December 31,
                                                             1996         1995
Assets                                                           (unaudited)
Cash on hand and due from banks . . . . . . . . . . . . .   $ 13,100    $    23,337
Securities available for sale . . . . . . . . . . . . . .     34,128              0
Investment securities, held to maturity, estimated
    market value of $66,187 and $67,735 at March 31,
    1996 and December 31, 1995, respectively. . . . . . .     65,759         66,831
Mortgage and asset-backed securities, held to maturity,
    estimated market value of $439,897 and $463,116 at
    March 31, 1996 and Dec. 31, 1995, respectively. . . .    437,807        460,574
Loans net of unearned income and premiums . . . . . . . .  1,334,236      1,321,396
    Less: Allowance for loan losses . . . . . . . . . . .      7,531          8,137
                                                          __________    ___________
    Net loans . . . . . . . . . . . . . . . . . . . . . .  1,326,705      1,313,259
Banking premises, furniture and equipment, net. . . . . .     11,238         11,357
Accrued interest receivable . . . . . . . . . . . . . . .     13,846         13,090
Intangible assets, net of accumulated amortization of
    $8,130 and $7,931 at March 31, 1996 and
    December 31, 1995, respectively . . . . . . . . . . .      3,911          4,110
Other Real Estate Owned, net (OREO) . . . . . . . . . . .      5,254          6,057
Other assets . . . . .. . . . . . . . . . . . . . . . . .      3,780          3,300
                                                          ___________    ___________
         Total assets . . . . . . . . . . . . . . . . . .  1,915,528      1,901,915
                                                          ___________    ___________
                                                          ___________    ___________
Liabilities and Stockholders' Equity
Due to depositors:
    Interest bearing. . . . . . . . . . . . . . . . . . .  1,588,170       1,581,094
    Non-interest bearing. . . . . . . . . . . . . . . . .     45,495          50,160
                                                           __________    ___________
         Total deposits . . . . . . . . . . . . . . . . .  1,633,665       1,631,254
Short term borrowings . . . . . . . . . . . . . . . . . .     72,457          67,245
Mortgage escrow deposits. . . . . . . . . . . . . . . . .     11,227          10,078
Income taxes payable. . . . . . . . . . . . . . . . . . .      4,363             869
Other liabilities. .. . . . . . . . . . . . . . . . . . .      5,917           5,531
                                                          ___________    ___________
         Total liabilities. . . . . . . . . . . . . . . .  1,727,629       1,714,977
                                                          ___________    ___________
                                                          ___________    ___________
Stockholders' equity:
    Preferred stock, authorized 10,000,000 shares
         None issued
    Common stock, par value $.01: 20,000,000 shares
         authorized, 14,269,200 shares issued . . . . . .        143             143
         Additional paid-in capital . . . . . . . . . . .    101,138         101,138
Retained earnings . . . . . . . . . . . . . . . . . . . .    105,541         101,592
    Less:
    Unallocated Common stock held by the ESOP . . . . . .        502             621
    Common stock in treasury, at cost: 1,474,982
         shares and 1,347,043 shares, respectively. . . .     17,811          15,314
    Net unrealized losses on securities available
         for sale, net of tax . . . . . . . . . . . . . .        610               0
                                                          ___________    ___________
                Total stockholders' equity. . . . . . . .    187,899         186,938
                                                          ___________    ___________
         Total liabilities and stockholders' equity . . . $1,915,528      $1,901,915
                                                          ___________    ___________
                                                          ___________    ___________

See accompanying notes to unaudited consolidated financial statements.


                         BANKERS CORP AND SUBSIDIARY
                     Consolidated Statements of Income
                    (In Thousands, Except Per Share Data)



                                                  Three Months Ended
                                                        March 31,
                                                     1996      1995
                                                     ----      ----
Interest income:                                       (Unaudited)
    Real estate loans . . . . . . . . . . . . .     $ 24,214  $21,589
    Other loans . . . . . . . . . . . . . . . .        1,161    1,221
    Mortgage and asset-backed securities. . . .        7,485    6,552
    Investment securities-taxable . . . . . . .        1,514    1,517
    Municipals-nontaxable . . . . . . . . . . .           15       15
    Federal funds sold. . . . . . . . . . . . .           21       20
                                                    ________ ________
    Total interest income . . . . . . . . . . .       34,410   30,914
                                                    ________ ________
Interest expense:
    Interest on deposits. . . . . . . . . . . .       18,602   15,271
    Short term borrowings . . . . . . . . . . .          798    1,262
                                                    ________ ________
    Total interest expense. . . . . . . . . . .       19,400   16,533
                                                    ________ ________
Net interest income . . . . . . . . . . . . . .       15,010   14,381
Provision for loan losses . . . . . . . . . . .          900    1,000
                                                    ________ ________
    Net interest income after provision
    for loan losses . . . . . . . . . . . . . .       14,110   13,381
                                                    ________ ________
Other income:
    Fees and service charges. . . . . . . . . .          483      566
    Gains (losses) on securities transactions .            0      (10)
    Gains(losses) on loans  . . . . . . . . . .            5        1
    Other income  . . . . . . . . . . . . . . .           39       55
                                                   _________ ________
    Total other income. . . . . . . . . . . . .          527      612
                                                   _________ ________
Other expense:
    Salaries and employee benefits. . . . . . .        2,262    2,245
    Occupancy expense . . . . . . . . . . . . .          727      739
    FDIC Insurance premium. . . . . . . . . . .          348      816
    Amortization of intangibles . . . . . . . .          199      234
    Net (gains) losses and expenses on OREO . .          230      325
    Other operating expense . . . . . . . . . .        1,170    1,119
                                                    ________ ________
    Total other expenses. . . . . . . . . . . .        4,936    5,478
                                                    ________ ________
Income before income tax expense. . . . . . . .        9,701    8,515
Income tax expense. . . . . . . . . . . . . . .        3,494    3,063
                                                    ________ ________
Net income. . . . . . . . . . . . . . . . . . .     $  6,207 $  5,452
                                                    ________ ________
                                                    ________ ________
Primary earnings per share. . . . . . . . . . .     $   0.47 $   0.41
Fully diluted earnings per share. . . . . . . .         0.47     0.41


See accompanying notes to unaudited consolidated financial statements.


                          BANKERS CORP AND SUBSIDIARY
           Consolidated Statements of Changes in Stockholders' Equity
                       Three Months Ended March 31, 1996
                                  (Unaudited)
                                 (In Thousands)


                                                                                  Net Unrealized
                                                            Unallocated              Losses on     Total
                                      Additional              Common                 Securities    Stock-
                              Common   Paid-In    Retained   Stock Held    Treasury  Available    Holders'
                              Stock    Capital    Earnings   by the ESOP    Stock     For Sale     Equity
                              ------  ---------   --------  ------------   --------  -----------  --------
Balance at Dec. 31, 1995      $ 143    $101,138   $101,592   $  (621)     $(15,314)   $   0      $186,938

Net Income                      ---         ---      6,207       ---           ---       ---        6,207
Cash Dividends                  ---         ---     (1,802)      ---           ---       ---       (1,802)
Exercise of Stock Options       ---         ---       (456)      ---           650       ---          194
Treasury Stock acquired, net    ---         ---        ---       ---        (3,147)      ---       (3,147)
Allocation of ESOP shares       ---         ---        ---       119           ---       ---          119
Increase in unrealized losses
 on securities available for
 sale, net of tax               ---         ---        ---       ---           ---     (610)         (610)
______________________________________________________________________________________________________________________
Balance at March 31, 1996      $143     $101,138   $105,541   $ (502)      $(17,811)  $(610)     $187,899
______________________________________________________________________________________________________________________


                    See accompanying notes to unaudited consolidated financial statements.



                             BANKERS CORP AND SUBSIDIARY
                         Consolidated Statements of Cash Flows
                      Three Months Ended March 31, 1996 and 1995
                                     (In Thousands)
                                                                   1996       1995
                                                                   ----       ----
                                                                      (unaudited)
Cash flows from operating activities:
Net income. . . . . . . . . . . . . . . . . . . . . . . . . .  $   6,207   $ 5,452
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation . . . . . . . . . . . . . . . . . . . . . . .       244        303
   Provision for loan losses. . . . . . . . . . . . . . . . .       900      1,000
   Provision for uncollectible interest receivable. . . . . .       617        767
   Net amortization of deferred fees, discounts
    and premiums on loans . . . . . . . . . . . . . . . . . .         3        116
   Origination of loans available for sale. . . . . . . . . .      (495)      (583)
   Proceeds from sale of loans available for sale . . . . . .       360        459
   Net gains on sale of loans available for sale. . . . . . .        (5)        (1)
   Net (accretion) amortization of premiums and discounts
    on securities . . . . . . . . . . . . . . . . . . . . . .       (31)      (422)
   Net losses on the sale of securities available for sale. .         0         10
   Net decrease in OREO from sales and losses . . . . . . . .     2,508      1,656
   Amortization of ESOP & MRPs. . . . . . . . . . . . . . . .       119        172
   Amortization of intangibles. . . . . . . . . . . . . . . .       199        235
   Increase in accrued interest receivable. . . . . . . . . .    (1,373)      (888)
   (Increase) decrease in other assets. . . . . . . . . . . .      (122)       975
   Increase in mortgage escrow deposits . . . . . . . . . . .     1,149        511
   Increase in other liabilities & income taxes payable . . .     3,893      2,795
                                                               __________  __________
      Net cash provided by operating activities                  14,173     12,557
                                                               __________  __________
Cash flows from investing activities:
   Purchase of loans . . . . . . . . . . . . . . . . . . . .    (45,636)   (35,640)
   Net decrease in loans . . . . . . . . . . . . . . . . . .     29,722     11,757
   Purchase of mortgage & asset-backed securities
    held to maturity . . . . . . . . . . . . . . . . . . . .     (6,153)         0
   Principal payments of mortgage & asset-backed securities.     28,968     13,834
   Purchase of investment securities held to maturity. . . .     (1,991)    (4,925)
   Proceeds from maturities and calls of investment
    securities held to maturity  . . . . . . . . . . . . . .      3,050      7,150
   Purchase of securities available for sale . . . . . . . .    (35,099)    (1,929)
   Proceeds from sale of securities available for sale . . .          0      1,919
   Banking premises, furniture & equipment expenditures. . .       (125)      (123)
                                                               __________ _________
      Net cash used in investing activities  . . . . . . . .    (27,264)    (7,957)
                                                               __________ _________
Cash flows from financing activities:
   Treasury stock purchases  . . . . . . . . . . . . . . . .     (3,147)      (638)
   Net increase (decrease) in demand and savings deposits. .     22,362    (14,212)
   Net (decrease) increase in time deposits  . . . . . . . .    (19,951)    63,010
   Net increase (decrease) in short term borrowings. . . . .      5,212    (38,187)
   Dividends paid  . . . . . . . . . . . . . . . . . . . . .     (1,816)    (1,541)
   Exercise of stock options, net. . . . . . . . . . . . . .        194          0
                                                               __________ _________
   Net cash provided by financing activities . . . . . . . .      2,854      8,432
                                                               __________ _________
   (Decrease)increase in cash and cash equivalents . . . . .    (10,237)    13,032
   Cash and cash equivalents at beginning of year  . . . . .     23,337     18,460
                                                              __________ _________
   Cash and cash equivalents at end of period  . . . . . . . $   13,100   $ 31,492
                                                              __________ _________
                                                              __________ _________
Cash paid during the year for:
   Interest  . . . . . . . . . . . . . . . . . . . . . . . .     19,359     16,607
   Income taxes. . . . . . . . . . . . . . . . . . . . . . .          0          0
Supplemental schedule of noncash investing and financing
 activities:
   Real estate acquired in settlement of loans . . . . . . .      1,705      1,474
   Loans held to maturity reclassified as loans available
    for sale . . . . . . . . . . . . . . . . . . . . . . . .        501          0



See accompanying notes to unaudited consolidated financial statements.


                         BANKERS CORP AND SUBSIDIARY
            Notes to Unaudited Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Bankers Corp. (the Corporation) and its wholly-owned subsidiary Bankers Savings (the Bank) and its inactive wholly-owned subsidiary, PASI Development, Incorporated. All inter-company balances and transactions have been eliminated in the consolidated financial statements. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information refer to the financial statements and notes for the year ended December 31, 1995 included in the Form 10-K, as filed with the SEC. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included.

The results of operations for the three months ended March 31,1996 are not necessarily indicative of results that may be expected for the entire fiscal year ended December 31, 1996.

Primary and fully diluted earnings per share for the three month periods in 1996 and 1995 were calculated by dividing net earnings by weighted average shares of common stock and common stock equivalents using the treasury stock method.
Stock options are regarded as common stock equivalents and are therefore considered in both primary and fully diluted earnings per share calculations.

                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations
              ---------------------------------------------
Financial Condition
- -------------------
Total assets increased during the first three months of 1996 by $13.6 million or .72% to $1.916 billion.

Total loans during the first three months of 1996 increased $12.8 million or
 .97% to $1.334 billion at March 31, 1996. Mortgage loan originations and loan purchases totaled $45.8 million for the first three months of 1996.

During the first quarter of 1996, the Bank purchased, as available for sale, U.S. Treasury Notes having an aggregate market value of $34.1 million at March 31, 1996. There were no securities available for sale at December 31, 1995.

Total mortgage and asset backed securities decreased by $22.8 million or 4.9% to $437.8 million at March 31, 1996.

Total deposits excluding escrow deposits increased by $2.4 million or .15% to $1.634 billion at March 31, 1996.

The short term borrowings comprised of federal funds purchased and securities sold under agreements to repurchase increased by $5.2 million or 7.8% to $72.5 million at March 31, 1996.

Results of Operations
- ---------------------
Bankers Corp. net income for the three month period ended March 31, 1996, compared to the same period a year ago, increased $755,000 or 13.8%.
Earnings per share (EPS)on a fully diluted basis increased 14.6% to $0.47 for the first quarter of 1996 compared with $0.41 for the first quarter of 1995. The increase in EPS was due to an increase in earnings

                  Management's Discussion and Analysis of
           Financial Condition and Results of Operations (cont'd)
           ------------------------------------------------------

and partially the result of treasury stock purchases of approximately 185,000 shares, during the past three months, under the Corporation's last repurchase plan.

Total interest income increased by $3.5 million or 11.3% for the three month period ended March 31, 1996 compared to the same period a year ago. This increase was primarily due to the growth of earning assets and increased yields.

Total interest expense increased $2.9 million or 17.3% for the period ended March 31, 1996 compared to the same period in 1995. Interest expense on deposits for the three month period ended March 31, 1996 increased by $3.3 million or 21.8% compared to the same period last year. This increase was primarily due to an increase in average rates paid and higher average deposit balances. Interest expense on borrowing for the three month period ended March 31, 1996 decreased $464,000 or 36.8% compared to the same period last year. This decrease is attributable to a decrease in average short term borrowing balances.

Net interest income increased by $629,000 or 4.4% for the three months ended March 31, 1996 compared to the same period last year. The increase in net interest income for the three month period was primarily due to the growth in earning assets partially offset by a decrease in the interest rate spread.

Total other income for the three month period ended March 31, 1996, decreased $85,000 compared to the same period last year. Gains on the sale of loans increased $4,000, for the three month period ended March 31, 1996, compared to the three month period ended March 31, 1995. Fees, service charges and other income decreased $99,000 or 15.9% for the three months ended March 31, 1996 compared to the same period last year. The decrease in fees, service charges and other income is primarily due to a reduction of commissions received on mortgage life and disability insurance along with a reduction of service charges on demand deposit accounts and NOW accounts.

Total other expenses for the three month period ending March 31, 1996 decreased $542,000 or 9.9% compared to the same period a year ago. The FDIC insurance premium for the three month period ended March 31, 1996 decreased $468,000 or 57.4% compared to the same period in 1995. The decrease in the FDIC insurance premium resulted from a reduced insurance premium on our deposits insured under the FDIC's Bank Insurance Fund, ("BIF") from 23 basis points to 0 basis points. The premium paid on our deposits insured under the FDIC's Savings Association Fund ("SAIF") remained at 23 basis points. The SAIF deposits represent approximately 37% of total deposits at March 31, 1996. Amortization of intangibles for the three month period ended March 31, 1996 decreased $35,000 or 15.0% compared to the same period last year. Occupancy expense decreased $12,000 or 1.6% compared to the same period last year. Net losses and expenses on OREO decreased $95,000 for the three month period ended March 31, 1996 compared to the same period last year. Salaries, employee benefits and other operating expenses for the three month period ended March 31, 1996 increased $68,000 or 2.0% compared to the same period last year.

Non-Performing Assets
- ---------------------
Non-performing assets which include non-accrual loans, loans past due 90 days or more and still accruing, and other real estate owned decreased to $30.4 million during the last twelve months reflecting a decrease of $7.0 million or 18.7% compared to $37.4 million at March 31, 1995.

                  Management's Discussion and Analysis of
           Financial Condition and Results of Operations (cont'd)
           ------------------------------------------------------

The following table sets forth information with respect to certain non-performing assets for the quarters ended March 31, 1995 through March 31, 1996:

                                                    (In Thousands)
                                                         At
                                               Mar. 31,  Dec. 31, Sept.30,  June 30,   Mar. 31,
                                                 1996      1995     1995      1995      1995
                                               ________  ________  _______  _______    _______
Non-accrual loans . . . . . . . . . . . . . . . $23,062  $24,947   $25,603  $27,283   $29,937
Loans 90 days or more past due and still
 accruing . . . . . . . . . . . . . . . . . . .   2,050    1,446     1,708    3,165     2,907
                                                _______   _______   _______ _______   _______
  Total non-performing loans. . . . . . . . . .  25,112   26,393    27,311   30,448    32,844
                                                _______   _______   _______ _______   _______
Other real estate owned . . . . . . . . . . . .   5,761    6,407     6,745    5,757     5,053
  Less allowance for other real estate owned. .     507      350       241      321       524
                                                _______   _______   _______  _______  _______
  Total other real estate owned . . . . . . . .   5,254    6,057     6,504    5,436     4,529
                                                _______  _______   _______  _______  _______
  Total non-performing assets . . . . . . . . . $30,366  $32,450   $33,815  $35,884   $37,373
                                                _______  _______   _______  _______  _______
                                                _______  _______   _______  _______  _______
Non-performing assets to total assets . . . . .   1.59%    1.71%     1.80%    1.99%    2.11%

Non-performing loans to total loans . . . . . .   1.88%    2.00%     2.08%    2.37%    2.63%


The following table provides a further breakdown of Bankers Savings non-performing loans by type of property securing the loan for the quarters ended March 31, 1995 through March 31, 1996.

                                                                 (In Thousands)
                                                                 At
                                      Mar. 31,  Dec. 31  Sept. 30,  June 30,  March 31,
                                        1996     1995      1995       1995      1995
                                        ____     ____      ____       ____      ____
Mortgage and Home Equity Loans:
  1-4 Family residential. . . . . . . $22,819  $23,455    $24,453    $26,533   $27,838
  Construction. . . . . . . . . . . .     822      578        563        563       710
  Commercial and multi-family . . . .   1,439    2,326      2,278      3,336     4,277
Consumer and other loans. . . . . . .      32       34         17         16        19
                                      _______  _______    _______    _______  _______
  Total non-performing loans. . . . . $25,112  $26,393    $27,311    $30,448   $32,844
                                      _______  _______    _______    _______  _______
                                      _______  _______    _______    _______  _______

Non-performing loans are primarily secured by 1-4 family residential properties which represent $22.8 million or 90.9% of the total at March 31, 1996. The remainder of the non-performing loans include $1.2 million and $223,000 of loans secured by multi-family dwellings and non-residential properties, respectively, $822,000 in construction loans and $32,000 in consumer loans. Non-performing loans at March 31, 1996 secured by real estate totaled 223 loans for an average balance of $112,000.

Liquidity and Capital Resources
- -------------------------------
The Bank's liquidity is a measure of its ability to fund loans, withdrawals of deposits, and other cash out flows in a cost-effective manner. The Bank's principal sources of funds are deposits, scheduled amortization and prepayments of loans and mortgage-backed securities, sales of loans available for sale, borrowings, maturities of investment securities and short term investments and other funds provided by operations. While scheduled loan payments and maturing investments are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

The most significant sources of funds for the first three months of 1996 and 1995 were the return of principal on mortgage loans and mortgage-backed securities due to loan prepayments. Other significant sources of funds during 1996 were the net increase in short-term borrowings and the net increase in demand and savings deposits. Other

                  Management's Discussion and Analysis of
          Financial Condition and Results of Operations (cont'd)
          ------------------------------------------------------

significant sources of funds during 1995 were the net increase in time deposits and the proceeds from maturities and calls of investment securities held to maturity.

The primary uses of funds during the first three months of 1996 and 1995 were the origination and purchase of mortgage loans held to maturity. Other significant uses of funds during 1996 were the purchase of securities available for sale and a net decrease in time deposits. Other significant uses of funds during 1995 were the net decrease in short-term borrowings and a net decrease in demand and savings deposits.

The Bank anticipates that it will have sufficient funds to meet its unused home equity lines and loan commitments totaling $56.2 million at March 31, 1996. Certificates of deposit maturing within one year or less totaled $720.5 million. Management believes that a significant portion of such deposits will remain with the Bank.

Early in 1996, Bankers Corp reactivated the repurchase program with the repurchase of up to one million shares of common stock of the company. At March 31, 1996, the remaining shares to be purchased were 815,096.

Stockholders' equity during the first three months of 1996 increased by $961,000 to $187.9 million primarily due to the retention of earnings offset by treasury stock repurchases aggregating $3.2 million and the $610,000 increase in unrealized losses on securities available for sale. The capital ratios of Bankers Corp and Bankers Savings, its wholly owned subsidiary, are comfortably in excess of those required by all regulatory authorities.

The following table sets forth the capital ratios of Bankers Corp. on a consolidated basis, Bankers Savings and the current regulatory minimum requirements at March 31, 1996.


                                         Bankers    Bankers    Minimum
                                          Corp.     Savings   Requirement
                                         -------    -------   -----------
  Risk Based Capital Ratio:
       Tier 1 (core)                      19.91%     19.33%      4.00%
       Total                              20.17%     19.59%      8.00%
  Leverage Ratio                           9.94%      9.63%      3.00%

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------
        The Corporation is not engaged in any legal proceedings of a material nature at the present time. From time to time, the Bank is a party to legal proceedings within the normal course of business wherein it enforces its security interest in investment, and loans made by it.

Item 2. Changes in Securities
        ---------------------
        None

Item 3. Defaults Upon Senior Securities
        -------------------------------
        None

Item 4. Submission of Matters to Vote of Security Holders
        -------------------------------------------------
        The annual meeting of stockholders was held on April 26, 1996. The following directors were re-elected for terms of three years:
        Andrew P. Arbes, James J. Elek, and Joseph P. Gemmell. The following directors' terms of office were continued: Joseph H. Harrigan, Michael J. McMahon, Ralph Mendez and George Gundrum. The following proposals were voted on by the stockholders:

                                                              Withheld/  Broker
                Proposal                      For     Against  Abstain  Non-Votes
                --------                      ---     -------  -------- ---------
        1)  Election of Directors
            Andrew P. Arbes                11,603,995           60,312     NONE
            James J. Elek                  11,602,169           62,138     NONE
            Joseph P. Gemmell              11,600,426           63,881     NONE
        2)  Ratification of KPMG Peat
            Marwick LLP as independent
            auditors for the Company
            for the year ending 12/31/96   11,600,244  35,156   28,906     NONE

Item 5.     Other Information
            -----------------
            None

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------
            a)  Exhibits
               The following exhibits are filed as part of this report.

Exhibit                                                                 Exhibit
Number                                                                   Index

 3.1      Certificates of Incorporation of Bankers Corp.
          as amended is incorporated herein and by reference to Annex A of the Registrant's Proxy Statement for its 1995 Annual Meeting of Stockholders held on April 28, 1995 and filed with the SEC on March 28, 1995.


 3.2     By-Laws of Bankers Corp.
         incorporated herein and by reference from the same numbered exhibits to the amended Annual Report on Form 10-K/A for the year ended December 31, 1993, filed on May 19, 1995.

 4.0     Stock Certificate of Bankers Corp.
         incorporated herein and by reference to this document from the previously filed exhibits to the Annual Report on Form 10-K for the year ended December 31, 1995.



11.0    Computation of earnings per share (filed herewith).              Page 14

27.0    Financial Data Schedule (filed herewith).                        Page 15

     b) There were no reports on Form 8-K filed during the three months ended March 31, 1996.

SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             BANKERS CORP.
                             ________________________________
                             Registrant

DATE: May 10, 1996           /s/Joseph P. Gemmell
      ____________           _________________________________
                             Joseph P. Gemmell
                             Chairman of the Board, President
                             and Chief Executive Officer


DATE: May 10, 1996           /s/Howard S. Garfield II
      ____________           _________________________________
                             Howard S. Garfield, II
                             Senior Vice President
                             and Chief Financial Officer