Form 10-Q
period 1996-06-30
BANKERS CORP
filed 1996-08-13
CIK 857450

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                               or

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

                                YES  X   NO
                                    ____    ____

                SHARES OUTSTANDING ON August 13, 1996
           COMMON STOCK, $.01 PAR VALUE - 12,378,184 SHARES

                               Page 1 of 14
                    Exhibit Index appears on page 11

                              BANKERS CORP.

                           INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION                                          PAGE

    Item 1. Financial Statements
            Consolidated Statements of Condition at June 30, 1996
            and December 31, 1995 (Unaudited). . . . . . . . . . . . .   3


            Consolidated Statements of Income for the Three and
            Six Months Ended June 30, 1996 and 1995 (Unaudited). . . .   4


            Consolidated Statements of Changes in Stockholders' Equity
            for the Six Months Ended June 30, 1996 (Unaudited) . . . .   5

            Consolidated Statements of Cash Flows for the Six
            Months Ended June 30, 1996 and 1995 (Unaudited). . . . . .   6


            Notes to Unaudited Consolidated Financial Statements . . .   7


    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations. . . . . . .   7




PART II.   OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . .  11


           SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . .  12


                       BANKERS CORP AND SUBSIDIARY
                  Consolidated Statements of Condition
                             (In Thousands)
                                                                      At
                                                             June, 30      December 31,
                                                               1996            1995
Assets:                                                          (unaudited)
Cash on hand and due from banks. . . . . . . . . . . . . . $    15,794     $  23,337
Securities available for sale. . . . . . . . . . . . . . .      33,714             0
Investment securities, held to maturity, estimated
    market value of $41,818 and $67,735 at June 30,
    1996 and December 31, 1995, respectively . . . . . . .      41,707        66,831
Mortgage and asset-backed securities, held to maturity,
    estimated market value of $448,911 and $463,116
    at June 30, 1996 and Dec. 31, 1995, respectively . . .     448,803       460,574
Loans net of unearned income and premiums. . . . . . . . .   1,635,924     1,321,396
    Less: Allowance for loan losses. . . . . . . . . . . .       7,318         8,137
                                                           ___________    ___________
         Net loans . . . . . . . . . . . . . . . . . . . .   1,628,606     1,313,259
Banking premises, furniture and equipment, net . . . . . .      11,138        11,357
Accrued interest receivable. . . . . . . . . . . . . . . .      15,169        13,090
Intangible assets, net of accumulated amortization of
    $8,330 and $7,931 at June 30, 1996 and December 31,
    1995, respectively . . . . . . . . . . . . . . . . . .       3,711         4,110
Other Real Estate Owned, net (OREO). . . . . . . . . . . .       6,089         6,057
Other assets . . . . . . . . . . . . . . . . . . . . . . .       3,812         3,300
                                                           ___________    ___________
         Total assets. . . . . . . . . . . . . . . . . . .   2,208,543      1,901,915
                                                           ___________    ___________
                                                           ___________    ___________
Liabilities and Stockholders' Equity:
Due to depositors:
    Interest bearing. . . . . . . . . . . . . . . . . . . .  1,592,139      1,581,094
    Non-interest bearing. . . . . . . . . . . . . . . . . .     47,611         50,160
                                                            __________    ____________
         Total deposits . . . . . . . . . . . . . . . . . .  1,639,750      1,631,254
Short-term borrowings . . . . . . . . . . . . . . . . . . .    360,750        67,245
Mortgage escrow deposits. . . . . . . . . . . . . . . . . .     12,354        10,078
Income taxes payable. . . . . . . . . . . . . . . . . . . .        221           869
Other liabilities. .. . . . . . . . . . . . . . . . . . . .     10,676         5,531
                                                            ___________   ___________
         Total liabilities. . . . . . . . . . . . . . . . . $2,023,751    $1,714,977
                                                            ___________   ___________

Stockholders' equity:
    Preferred stock, authorized 10,000,000 shares
         None issued
    Common stock, par value $.01: 20,000,000 shares
         authorized, 14,269,200 shares issued . . . . . . .        143           143
         Additional paid-in capital . . . . . . . . . . . .    101,138       101,138
Retained earnings . . . . . . . . . . . . . . . . . . . . .    109,505       101,592
    Less:
    Unallocated Common stock held by the ESOP . . . . . . .        421           621
    Common stock in treasury, at cost: 1,870,709
         shares and 1,347,043 shares, respectively. . . . .     24,704        15,314
    Net unrealized losses on securities available
         for sale, net of tax . . . . . . . . . . . . . . .        869             0
                                                            ___________   ___________
                Total stockholders' equity. . . . . . . . .    184,792       186,938
                                                            ___________   ___________
         Total liabilities and stockholders' equity . . . . $2,208,543    $1,901,915
                                                            ___________   ___________
                                                            ___________   ___________

See accompanying notes to unaudited consolidated financial statements.


                         BANKERS CORP AND SUBSIDIARY
                     Consolidated Statements of Income
                    (In Thousands, Except Per Share Data)



                                        Three Months Ended Six Months Ended
                                             June 30,        June 30,
                                          1996    1995     1996    1995
                                           (Unaudited)      (Unaudited)
Interest income:
 Real estate loans. . . . . . . . . .  .$26,908  $22,655  $51,122  $44,244
 Other loans. . . . . . . . . . . . . .   1,129    1,260    2,290    2,482
 Mortgage and asset-backed securities .   7,340    6,365   14,825   12,917
 Investment securities-taxable. . . . .   1,402    1,464    2,916    2,982
 Municipals-nontaxable. . . . . . . . .      15       15       30       30
 Short term investments . . . . . . . .      73       55       73       55
 Federal funds sold . . . . . . . . . .      28       71       49       91
                                        _______  _______  _______  _______
    Total interest income . . . . . . .  36,895   31,885   71,305   62,801
                                        _______  _______  _______  _______
Interest expense:
 Interest on deposits . . . . . . . . .  18,168   17,278   36,769   32,550
 Short-term borrowings. . . . . . . . .   3,296      927    4,094    2,189
                                        _______  _______  _______  _______
    Total interest expense. . . . . . .  21,464   18,205   40,863   34,739
                                        _______  _______  _______  _______
Net interest income . . . . . . . . . .  15,431   13,680   30,442   28,062
Provision for loan losses . . . . . . .   1,250    1,000    2,150    2,000
                                        _______  _______  _______  _______
 Net interest income after provision
 for loan losses. . . . . . . . . . . .  14,181   12,680   28,292   26,062
                                        _______  _______  _______  _______
Other income:
 Fees and service charges . . . . . . .     483      519      966    1,086
 Gains (losses) on securities
   transactions . . . . . . . . . . . .       0        0        0      (10)
 Gains(losses) on loans . . . . . . . .       5        0       10        1
 Other income . . . . . . . . . . . . .      41       57       80      111
                                        _______  _______  _______  _______
    Total other income. . . . . . . . .     529      576    1,056    1,188
                                        _______  _______  _______  _______
Other expense:
 Salaries and employee benefits . . . .   2,254    2,177    4,516    4,421
 Occupancy expense. . . . . . . . . . .     674      661    1,401    1,400
 FDIC insurance premium . . . . . . . .     348      816      696    1,631
 Amortization of intangibles. . . . . .     199      234      399      469
 Net losses and expenses on OREO. . . .     157      162      387      487
 Other operating expense. . . . . . . .   1,486    1,167    2,657    2,288
                                       ________  _______  _______  _______
    Total other expenses. . . . . . . .   5,118    5,217   10,056   10,696
                                       ________  _______  _______  _______
Income before income tax expense. . . .   9,592    8,039   19,292   16,554
Income tax expense. . . . . . . . . . .   3,453    2,890    6,947    5,953
                                       ________  _______  _______  _______
Net income. . . . . . . . . . . . . . . $ 6,139  $ 5,149  $12,345  $10,601
                                       ________  _______  _______  _______
                                       ________  _______  _______  _______
Primary earnings per share. . . . . . .$   0.48 $   0.39  $  0.95  $  0.80
Fully diluted earnings per share. . . .    0.48     0.39     0.95     0.80


See accompanying notes to unaudited consolidated financial statements.


                                    BANKERS CORP AND SUBSIDIARY
                      Consolidated Statements of Changes in Stockholders' Equity
                                    Six Months Ended June 30, 1996
                                             (Unaudited)
                                            (In Thousands)




                                                                             Net Unrealized
                                                        Unallocated             Losses on    Total
                                  Additional               Common               Securities   Stock-
                            Common  Paid-In   Retained   Stock Held  Treasury    Available  Holders'
                            Stock   Capital   Earnings   by the ESOP   Stock     For Sale    Equity

Balance at Dec. 31, 1995     $143   $101,138  $101,592   $  (621)    $(15,314) $     0      $186,938

Net Income                    ---       ---     12,345       ---          ---      ---        12,345
Cash Dividends                ---       ---     (3,782)      ---          ---      ---        (3,782)
Exercise of Stock Options     ---       ---       (650)      ---          912      ---           262
Treasury Stock acquired, net  ---       ---        ---       ---      (10,302)     ---       (10,302)
Allocation of ESOP shares     ---       ---        ---       200          ---      ---           200
Increase in unrealized losses
 on securities available for
 sale, net of tax             ---       ---        ---       ---          ---     (869)         (869)
______________________________________________________________________________________________________________________
Balance at June 30, 1996     $143   $101,138   $109,505   $ (421)    $(24,704) $  (869)     $184,792
______________________________________________________________________________________________________________________


                    See accompanying notes to unaudited consolidated financial statements.



                        BANKERS CORP AND SUBSIDIARY
                   Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 1996 and 1995
                                (In Thousands)
                                                                1996       1995
                                                                   (unaudited)
Cash flows from operating activities:
Net income . . . . . . . . . . . . . . . . . . . . . . . . . $  12,345   $ 10,601
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation. . . . . . . . . . . . . . . . . . . . . . .       501        592
   Provision for loan losses . . . . . . . . . . . . . . . .     2,150      2,000
   Provision for uncollectible interest receivable . . . . .     1,134      1,511
   Net amortization of deferred fees, discounts
    and premiums on loans. . . . . . . . . . . . . . . . . .       135        244
   Origination of loans available for sale . . . . . . . . .    (1,226)      (583)
   Proceeds from sale of loans available for sale. . . . . .       588        459
   Net gains on sale of loans available for sale . . . . . .       (10)        (1)
   Net accretion of premiums and discounts
    on securities. . . . . . . . . . . . . . . . . . . . . .       (84)      (587)
   Net losses on the sale of securities available for sale .         0         10
   Net decrease in OREO from sales and losses. . . . . . . .     4,081      3,673
   Amortization of ESOP & MRPs . . . . . . . . . . . . . . .       200        283
   Amortization of intangibles . . . . . . . . . . . . . . .       399        469
   Increase in accrued interest receivable . . . . . . . . .    (3,213)    (2,196)
   (Increase) decrease in other assets . . . . . . . . . . .        (3)     1,249
   Increase in mortgage escrow deposits. . . . . . . . . . .     2,276      1,207
   Increase (decrease)in other liabilities &
     income taxes payable. . . . . . . . . . . . . . . . . .     4,319       (345)
                                                               _______    _______
      Net cash provided by operating activities. . . . . . .    23,592     18,586
                                                               _______    _______
Cash flows from investing activities:
   Purchase of loans . . . . . . . . . . . . . . . . . . . .  (381,408)   (85,088)
   Net decrease in loans . . . . . . . . . . . . . . . . . .    60,312     20,554
   Purchase of mortgage & asset-backed securities
    held to maturity . . . . . . . . . . . . . . . . . . . .   (51,215)   (21,090)
   Principal payments of mortgage & asset-backed securities.    63,093     25,312
   Purchase of investment securities held to maturity. . . .    (1,991)    (4,925)
   Proceeds from maturities and calls of investment
     securities held to maturity . . . . . . . . . . . . . .    27,100     11,167
   Purchase of securities available for sale . . . . . . . .   (35,099)    (1,929)
   Proceeds from sale of securities available for sale . . .         0      1,919
   Banking premises, furniture & equipment expenditures. . .      (282)      (210)
                                                              ________    _______
      Net cash used in investing activities. . . . . . . . .  (319,490)   (54,290)
                                                              ________    ________
Cash flows from financing activities:
   Treasury stock purchases. . . . . . . . . . . . . . . . .   (10,302)      (819)
   Net increase (decrease) in demand and savings deposits. .    29,043     (7,720)
   Net (decrease) increase in time deposits. . . . . . . . .   (20,547)   111,520
   Net increase (decrease) in short-term borrowings. . . . .   293,505    (64,571)
   Dividends paid. . . . . . . . . . . . . . . . . . . . . .    (3,606)    (3,092)
   Exercise of stock options, net. . . . . . . . . . . . . .       262         68
                                                              ________    _______
   Net cash provided by financing activities . . . . . . . .   288,355     35,386
                                                              ________    _______
   (Decrease)increase in cash and cash equivalents . . . . .    (7,543)      (318)
   Cash and cash equivalents at beginning of year. . . . . .    23,337     18,460
                                                              ________   ________
   Cash and cash equivalents at end of period. . . . . . . . $  15,794  $  18,142
                                                              ________   ________
                                                              ________   ________
Cash paid during the year for:
   Interest. . . . . . . . . . . . . . . . . . . . . . . . .    39,291     34,678
   Income taxes. . . . . . . . . . . . . . . . . . . . . . .     7,595      5,461
Supplemental schedule of noncash investing and financing
 activities:
   Real estate acquired in settlement of loans . . . . . . .     4,112       4,398
   Loans held to maturity reclassified as loans available
    for sale . . . . . . . . . . . . . . . . . . . . . . . .       607           0



See accompanying notes to unaudited consolidated financial statements.

                         BANKERS CORP AND SUBSIDIARY
            Notes to Unaudited Consolidated Financial Statements
            ----------------------------------------------------
Basis of Presentation
- ---------------------
The accompanying unaudited consolidated financial statements include the accounts of Bankers Corp. (the Corporation) and its wholly-owned subsidiary Bankers Savings (the Bank) and its inactive wholly-owned subsidiary, PASI Development, Incorporated. All inter-company balances and transactions have been eliminated in the consolidated financial statements. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
For further information refer to the financial statements and notes for the year ended December 31, 1995 included in the Form 10-K, as filed with the SEC. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included.

The results of operations for the six months ended June 30, 1996 are not necessarily indicative of results that may be expected for the entire fiscal year ended December 31, 1996.

Primary and fully diluted earnings per share for the three and six month periods in 1996 and 1995 were calculated by dividing net earnings by weighted average shares of common stock and common stock equivalents using the treasury stock method. Stock options are regarded as common stock equivalents and are therefore considered in both primary and fully diluted earnings per share calculations.

                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations
              ---------------------------------------------
Financial Condition
- -------------------
During the second quarter of 1996, the Bank was presented with the opportunity to purchase packages of high quality adjustable rate mortgage loans primarily with under one year to reset indexed to the one year constant maturity treasury (CMT). These loans had little to no California concentration. Also, during this quarter, adjustable mortgage loans came back in favor due to the backup of fixed rate mortgage loans. With these opportunities, a decision was made to leverage the Bank through short-term borrowings.

Total assets increased during the first six months of 1996 by $306.6 million or 16.1% to $2.209 billion.

Total loans during the first six months of 1996 increased $314.5 million or 23.8% to $1.636 billion at June 30, 1996. The increase in loans came from the purchase of adjustable rate mortgage loan purchases totaling $381.4 million for the first six months of 1996.

During the first quarter of 1996, the Bank purchased, as available for sale, U.S. Treasury Notes of $35.1 million. There were no securities available for sale at December 31, 1995.

Total mortgage and asset-backed securities decreased by $11.8 million or 2.6% to $448.8 million at June 30, 1996.

Total deposits excluding escrow deposits increased by $8.5 million or .52% to $1.640 billion at June 30, 1996.

                 Management's Discussion and Analysis of
           Financial Condition and Results of Operations (cont'd)
           ------------------------------------------------------
The short-term borrowings comprised of federal funds purchased and securities sold under agreements to repurchase increased by $293.5 million or 436.5% to $360.8 million at June 30, 1996.

Results of Operations
- ---------------------
Bankers Corp. net income for the three and six month periods ended
June 30, 1996, compared to the same periods a year ago, increased $990,000 and $1.7 million respectively. Earnings per share (EPS)on a fully diluted basis increased 23.1% to $0.48 for the second quarter of 1996 compared with $0.39 for the second quarter of 1995. The increase in EPS was due to an increase in earnings and partially the result of treasury stock purchases of approximately 600,600 shares, during the past six months, under the Corporation's last repurchase plan.

Total interest income increased by $5.0 million or 15.7% and $8.5 million or 13.5% for the three and six month periods ended June 30, 1996, respectively, compared to the same periods a year ago. This increase was primarily due to the growth of earning assets.

Total interest expense increased $3.3 million or 17.9% and $6.1 million or 17.6% for the periods ended June 30, 1996, respectively, compared to the same periods a year ago. Interest expense on deposits for the three and six month periods ended June 30, 1996 increased by $890,000 or 5.2% and $4.2 million or 13.0%, respectively, compared to the same periods last year. This increase was
primarily due to an increase in deposits.   Interest expense on borrowing for
the three and six month periods ended June 30, 1996 increased $2.4 million or 255.6% and $1.9 million or 87.0% compared to the same periods last year.

Net interest income increased by $1.8 million or 12.8% and $2.4 million or 8.5% for the three and six months ended June 30, 1996, respectively, compared to the same periods last year. The increase in net interest income for the three and six month periods was primarily due to the growth in earning assets partially offset by a decrease in the interest rate spread.

Gains on the sale of loans increased $5,000 and $9,000, respectively, for the three and six month periods ended June 30, 1996, compared to the three and six month periods ended June 30, 1995. Fees, service charges and other income decreased $52,000 or 9.0% and $151,000 or 12.6% for the three and six month periods ended June 30, 1996 compared to the same period last year. The decrease in fees, service charges and other income is primarily due to a reduction of commissions received on mortgage life and disability insurance along with a reduction of service charges on demand deposit accounts and NOW accounts.

Total other expenses for the three and six month periods ending June 30, 1996 decreased $99,000 or 1.9% and $640,000 or 6.0%, respectively, compared to the same period a year ago. The FDIC insurance premium for the three and six month periods ended June 30, 1996 decreased $468,000 or 57.4% and $935,000 or 57.3%, respectively, compared to the same periods in 1995. The decrease in the FDIC insurance premium resulted from a reduced insurance premium on our deposits insured under the FDIC's Bank Insurance Fund, ("BIF") from 23 basis points to 0 basis points. The premium paid on our deposits insured under the FDIC's Savings Association Fund ("SAIF") remained at 23 basis points. The SAIF deposits represent approximately 37% of total deposits at June 30, 1996. Amortization of intangibles for the three and six month periods ended June 30, 1996, respectively, decreased $35,000 or 15.0% and $70,000 or 14.9% compared to the same periods last year. Net losses and expenses on OREO decreased $100,000 or 20.5% for the six month period ended June 30, 1996 compared to the same period last year. Salaries and employee benefits for the three and six month periods ended June 30, 1996 increased $77,000 or 3.5% and $95,000 or 2.1%, respectively, compared to the same periods last year.

                  Management's Discussion and Analysis of
           Financial Condition and Results of Operations (cont'd)
           ------------------------------------------------------
Non-Performing Assets
- ---------------------
Non-performing assets which include non-accrual loans, loans past due 90 days or more and still accruing, and other real estate owned decreased to $29.3 million during the last twelve months reflecting a decrease of $6.6 million or 18.4% compared to $35.9 million at June 30, 1995.

The following table sets forth information with respect to certain non-performing assets for the quarters ended June 30, 1995 through June 30, 1996:

                                                    (In Thousands)
                                                         At
                                          June 30,  Mar. 31, Dec. 31,  Sept.30,  June 30,
                                            1996      1996      1995      1995      1995
                                          ________  ________ _______  _______    _______
Non-accrual loans . . . . . . . . . . . . $20,774   $23,062  $24,947    $25,603  $27,283
Loans 90 days or more past due and still
 accruing . . . . . . . . . . . . . . . .   2,411     2,050    1,446      1,708     3,165
                                          _______   _______  _______    _______   _______
  Total non-performing loans. . . . . . .  23,185    25,112   26,393     27,311    30,448
                                          _______   _______  _______    _______   _______
Other real estate owned . . . . . . . . .   6,607     5,761    6,407      6,745     5,757
  Less allowance for other real estate
   owned. . . . . . . . . . . . . . . . .    518        507      350        241       321
                                          _______   _______  _______    _______   _______
  Total other real estate owned . . . . .   6,089     5,254    6,057      6,504     5,436
                                          _______   _______  _______    _______   _______
  Total non-performing assets . . . . . . $29,274   $30,366  $32,450    $33,815   $35,884
                                          _______   _______  _______    _______   _______
                                          _______   _______  _______    _______   _______
Non-performing assets to total assets . .   1.33%     1.59%    1.71%      1.80%     1.99%
Non-performing loans to total loans . . .   1.42%     1.88%    2.00%      2.08%     2.37%

The following table provides a further breakdown of Bankers Savings non-performing loans by type of property securing the loan for the quarters ended June 30, 1995 through June 30, 1996.

                                                           (In Thousands)
                                                                 At
                                       June 30,   Mar. 31, Dec. 31,  Sept. 30,  June 30,
                                          1996      1996     1995      1995       1995
                                       ________  ________  ________  ________   ________
Mortgage and Home Equity Loans:
  1-4 Family residential. . . . . . .   $21,758   $22,819   $23,455   $24,453   $26,533
  Construction. . . . . . . . . . . .       596       822       578       563       563
  Commercial and multi-family . . . .       810     1,439     2,326     2,278     3,336
Consumer and other loans. . . . . . .        21        32        34        17        16
                                        _______   _______   _______   _______   _______
  Total non-performing loans. . . . .   $23,185   $25,112   $26,393   $27,311   $30,448
                                        _______   _______   _______   _______   _______
                                        _______   _______   _______   _______   _______

Non-performing loans are primarily secured by 1-4 family residential properties which represent $21.8 million or 93.8% of the total at June 30, 1996. The remainder of the non-performing loans include $647,000 and $163,000 of loans secured by multi-family dwellings and non-residential properties, respectively, $596,000 in construction loans and $21,000 in consumer loans. Non-performing loans at June 30, 1996 secured by real estate totaled 213 loans for an average balance of $109,000.

Liquidity and Capital Resources
- -------------------------------
The Bank's liquidity is a measure of its ability to fund loans, withdrawals of deposits, and other cash out flows in a cost-effective manner. The Bank's principal sources of funds are deposits, scheduled amortization and prepayments of loans and mortgage-backed securities, sales of loans available for sale, borrowings, maturities of investment securities and short-term investments and other funds provided by operations. While

                Management's Discussion and Analysis of
          Financial Condition and Results of Operations (cont'd)
          ------------------------------------------------------
scheduled loan payments and maturing investments are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

The most significant sources of funds for the first six months of 1996 and 1995 were the return of principal on mortgage loans and mortgage-backed securities due to loan prepayments. Other significant sources of funds during 1996 were the net increase in short-term borrowings, the proceeds from maturities and calls of investment securities held to maturity, and the net increase in demand and savings deposits. Other significant sources of funds during 1995 were the net increase in time deposits.

The primary uses of funds during the first six months of 1996 and 1995 were the origination and purchase of mortgage loans and mortgage-backed securities held to maturity. Other significant uses of funds during 1996 were the purchase of securities available for sale, a net decrease in time deposits and the purchase of treasury stock. Other significant uses of funds during 1995 were the net decrease in short-term borrowings and a net decrease in demand and savings deposits.

The Bank anticipates that it will have sufficient funds to meet its unused home equity lines and loan commitments totaling $74.8 million at June 30, 1996. Certificates of deposit maturing within one year or less totaled $745.4 million. Management believes that a significant portion of such deposits will remain with the Bank.

Early in 1996, Bankers Corp reactivated the repurchase program with the repurchase of up to one million shares of common stock of the company. At
June 30, 1996, the remaining shares to be purchased were approximately 399,400.

Stockholders' equity during the first six months of 1996 decreased by $2.1 million to $184.8 million primarily due to the retention of earnings offset by treasury stock repurchases aggregating $3.2 million and the $869,000 increase in unrealized losses on securities available for sale. The capital ratios of Bankers Corp and Bankers Savings, its wholly owned subsidiary, are comfortably in excess of those required by all regulatory authorities.

The following table sets forth the capital ratios of Bankers Corp. on a consolidated basis, Bankers Savings and the current regulatory minimum requirements at June 30, 1996.


                                         Bankers    Bankers    Minimum
                                          Corp.     Savings   Requirement
  Risk Based Capital Ratio:
       Tier 1 (core)                       16.99%     16.86%      4.00%
       Total                               17.26%     17.13%      8.00%
  Leverage Ratio                            8.90%      8.82%      3.00%

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

   Item 2.  Changes in Securities
            ---------------------
            None

   Item 3.  Defaults Upon Senior Securities
            -------------------------------
            None

   Item 4.  Submission of Matters to Vote of Security Holders
            -------------------------------------------------
            None

   Item 5.  Other Information
            -----------------
            None

   Item 6.  Exhibits and Reports on Form 8-K
            --------------------------------
            a)  Exhibits
               The following exhibits are filed as part of this report.

      Exhibit                                                         Exhibit
      Number                                                           Index
      ------                                                          -------
        3.1  Certificates of Incorporation of Bankers Corp.
             as amended is incorporated herein and by reference to Annex A of the Registrant's Proxy Statement for its
             1995 Annual Meeting of Stockholders held on
             April 28, 1995 and filed with the SEC on March 28, 1995.

        3.2  By-Laws of Bankers Corp.
             incorporated herein and by reference to this document from the previously filed exhibits to the Form 10-Q for the period ending March 31, 1995, filed on May 15, 1995.

        4.0  Stock Certificate of Bankers Corp.
             incorporated herein and by reference to this document from the previously filed exhibits to the Annual Report on Form 10-K for the year ended December 31, 1995.

       11.0  Computation of earnings per share (filed herewith).         Page 13

       27.0  Financial Data Schedule (filed herewith).                   Page 14

            b) There were no reports on Form 8-K filed during the six months ended June 30, 1996.

SIGNATURE


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           BANKERS CORP.
                           _______________________________
                           Registrant


DATE: August 13, 1996      /s/Joseph P. Gemmell
                           _________________________________
                           Joseph P. Gemmell
                           Chairman of the Board, President
                           and Chief Executive Officer


DATE: August 13, 1996      /s/Howard S. Garfield, II
                           _________________________________
                           Howard S. Garfield, II
                           Senior Vice President
                           and Chief Financial Officer