Form 10-Q
period 1996-09-30
BANKERS CORP
filed 1996-11-13
CIK 857450

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               or

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

                                YES  X NO
                                    ____    ____

               SHARES OUTSTANDING ON November 12, 1996
           COMMON STOCK, $.01 PAR VALUE - 12,378,184 SHARES

                             Page 1 of 14
                   Exhibit Index appears on page 11

                              BANKERS CORP.

                           INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION                                           PAGE

    Item 1. Financial Statements
            Consolidated Statements of Condition at September 30, 1996
            and December 31, 1995 (Unaudited). . . . . . . . . . . . . . . 3


            Consolidated Statements of Income for the Three and Nine Months Ended September 30, 1996 and 1995 (Unaudited). . . 4


            Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended September 30, 1996 (Unaudited) . . . 5


            Consolidated Statements of Cash Flows for the Nine
            Months Ended September 30, 1996 and 1995 (Unaudited). . . . .  6


            Notes to Unaudited Consolidated Financial Statements . . . . . 7


    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations. . . . . . . . . 7




PART II.   OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . .11


           SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . .12


                        BANKERS CORP AND SUBSIDIARY
                  Consolidated Statements of Condition
                             (In Thousands)
                                                                  At
                                                    September 30,  December 31,
                                                        1996             1995
Assets:                                                       (unaudited)
Cash on hand and due from banks . . . . . . . . . . . $   15,093     $  23,337
Federal funds sold. . . . . . . . . . . . . . . . . .      1,100             0
                                                      ___________  ____________
    Cash and cash equivalents . . . . . . . . . . . .     16,193        23,337
Securities available for sale . . . . . . . . . . . .     33,790             0
Investment securities, held to maturity, estimated
    market value of $28,028 and $67,735 at September
    30, 1996 and December 31, 1995, respectively. . .     27,967        66,831
Mortgage and asset-backed securities, held to
    maturity, estimated market value of $577,712 and
    $463,116 at September 30, 1996 and Dec. 31, 1995,
    respectively. . . . . . . . . . . . . . . . . . .    576,782       460,574
Loans net of unearned income and premiums . . . . . .  1,641,576     1,321,396
    Less: Allowance for loan losses . . . . . . . . .      7,120         8,137
                                                      ___________  ____________
         Net loans  . . . . . . . . . . . . . . . . .  1,634,456     1,313,259
Banking premises, furniture and equipment, net. . . .     11,102        11,357
Accrued interest receivable . . . . . . . . . . . . .     15,082        13,090
Intangible assets, net of accumulated amortization of
    $8,523 and $7,931 at September 30, 1996 and
    December 31,1995, respectively  . . . . . . . . .      3,518         4,110
Other Real Estate Owned, net (OREO) . . . . . . . . .      5,960         6,057
Other assets. . . . . . . . . . . . . . . . . . . . .      5,300         3,300
                                                      ___________  ____________
         Total assets . . . . . . . . . . . . . . . .  2,330,150     1,901,915
                                                      ___________  ____________
                                                      ___________  ____________
Liabilities and Stockholders' Equity:
Due to depositors:
    Interest bearing. . . . . . . . . . . . . . . . .  1,575,519     1,581,094
    Non-interest bearing. . . . . . . . . . . . . . .     49,825        50,160
                                                       __________  ____________
         Total deposits . . . . . . . . . . . . . . .  1,625,344     1,631,254
Short-term borrowings . . . . . . . . . . . . . . . .    487,781        67,245
Mortgage escrow deposits. . . . . . . . . . . . . . .     12,278        10,078
Income taxes payable. . . . . . . . . . . . . . . . .      1,007           869
Other liabilities. .. . . . . . . . . . . . . . . . .     16,211         5,531
                                                      ___________  ____________
         Total liabilities. . . . . . . . . . . . . . $2,142,621    $1,714,977
                                                      ___________  ____________

Stockholders' equity:
    Preferred stock, authorized 10,000,000 shares
         None issued
    Common stock, par value $.01: 20,000,000 shares
         authorized, 14,269,200 shares issued . . . .       143            143
         Additional paid-in capital . . . . . . . . .    101,138       101,138
Retained earnings.  . . . . . . . . . . . . . . . . .    112,547       101,592
    Less:
    Unallocated Common stock held by the ESOP . . . .        421           621
    Common stock in treasury, at cost: 1,891,016
         shares and 1,347,043 shares, respectively. .     25,060        15,314
    Net unrealized losses on securities available
         for sale, net of tax . . . . . . . . . . . .        818             0
                                                      ___________    ___________
                Total stockholders' equity. . . . . .    187,529       186,938
                                                      ___________    ___________
         Total liabilities and stockholders' equity . $2,330,150   $ 1,901,915
                                                      ___________    ___________
                                                      ___________    ___________

See accompanying notes to unaudited consolidated financial statements.



                         BANKERS CORP AND SUBSIDIARY
                     Consolidated Statements of Income
                    (In Thousands, Except Per Share Data)


                                          Three Months Ended      Nine Months Ended
                                              September 30,          September 30,
                                            1996       1995         1996        1995
                                            ----       ----         ----        ----
                                               (Unaudited)                 (Unaudited)
 Interest income:
 Real estate loans . . . . . . . . . .     $29,079    $23,093       $  80,202   $67,337
 Other loans . . . . . . . . . . . . .       1,191      1,262           3,480     3,744
 Mortgage and asset-backed securities.       7,856      6,741          22,681    19,658
 Investment securities-taxable . . . .       1,104      1,252           4,020     4,233
 Municipals-nontaxable . . . . . . . .          15         15              45        46
 Short-term investments. . . . . . . .           0        119              73       173
 Federal funds sold  . . . . . . . . .           9         39              58       130
                                           ________   ________      _________  _________
    Total interest income. . . . . . .      39,254     32,521         110,559    95,321
                                           ________   ________      _________  _________
Interest expense:
 Interest on deposits  . . . . . . . .      18,301     18,377          55,070    50,926
 Short-term borrowings . . . . . . . .       5,285        637           9,379     2,826
                                           ________  ________       _________  _________
    Total interest expense . . . . . .      23,586     19,014          64,449   53,752
                                           ________  ________       _________  _________
Net interest income  . . . . . . . . .      15,668     13,507          46,110   41,569
Provision for loan losses  . . . . . .         900      1,500           3,050    3,500
                                           ________  ________       _________  _________
 Net interest income after provision
 for loan losses . . . . . . . . . . .      14,768     12,007          43,060   38,069
                                           ________  ________       _________  _________
Other income:
 Fees and service charges.  . . . . . .        491        510           1,458    1,596
 Gains (losses) on securities
  transactions. . . . . . . . . . . . .          0          0               0      (10)
 Gains(losses) on loans . . . . . . . .          5         12              15       13
 Other income . . . . . . . . . . . . .         38         51             118      163
                                           ________  ________       _________  _________
    Total other income. . . . . . . . .        534        573           1,591    1,762
                                           ________  ________       _________  _________
Other expense:
 Salaries and employee benefits . . . .      2,104      2,183           6,619    6,605
 Occupancy expense. . . . . . . . . . .        711        704           2,113    2,105
 FDIC insurance premium . . . . . . . .      3,187        267           3,883    1,898
 Amortization of intangibles. . . . . .        193        234             592      703
 Net losses and expenses on OREO. . . .        192         (3)            579      484
 Other operating expense. . . . . . . .      1,303      1,124           3,961    3,411
                                           ________  ________       _________  _________
    Total other expenses. . . . . . . .      7,690      4,509          17,747   15,206
                                           ________  ________       _________  _________
Income before income tax expense. . . .      7,612      8,071          26,904   24,625
Income tax expense. . . . . . . . . . .      2,590      2,890           9,537    8,843
                                           ________  ________       _________  _________
Net income  . . . . . . . . . . . . . .    $ 5,022  $   5,181       $  17,367  $15,782
                                           ________  ________       _________  _________
                                           ________  ________       _________  _________
Primary earnings per share. . . . . . .    $  0.40  $    0.39       $    1.35  $  1.19
Fully diluted earnings per share. . . .       0.40       0.39            1.35     1.19


See accompanying notes to unaudited consolidated financial statements.


                          BANKERS CORP AND SUBSIDIARY
           Consolidated Statements of Changes in Stockholders' Equity
                      Nine Months Ended September 30, 1996
                                  (Unaudited)
                                 (In Thousands)

                                                                                      Net Unrealized
                                                            Unallocated                  Losses on      Total
                                      Additional               Common                    Securities     Stock-
                               Common  Paid-In    Retained   Stock Held    Treasury      Available     Holders'
                               Stock   Capital    Earnings   by the ESOP     Stock       For Sale       Equity
                              ------  ----------  --------   ----------    --------   --------------  ---------
Balance at Dec. 31, 1995     $  143   $101,138    $101,592    $   (621)   $(15,314)       $   0       $186,938

Net Income                      ---      ---        17,367         ---        ---           ---         17,367
Cash Dividends                  ---      ---        (5,762)        ---        ---           ---         (5,762)
Exercise of Stock Options       ---      ---          (650)        ---         912          ---            262
Treasury Stock acquired, net    ---      ---           ---         ---     (10,658)         ---        (10,658)
Allocation of ESOP shares       ---      ---           ---         200        ---           ---            200
Increase in unrealized losses
 on securities available for
 sale, net of tax               ---      ---           ---         ---        ---          (818)          (818)
______________________________________________________________________________________________________________________
Balance at Sept. 30, 1996    $  143   $101,138    $112,547    $   (421)   $(25,060)       $(818)      $187,529
______________________________________________________________________________________________________________________

         See accompanying notes to unaudited consolidated financial statements.




                        BANKERS CORP AND SUBSIDIARY
                   Consolidated Statements of Cash Flows
               Nine Months Ended September 30, 1996 and 1995
                                (In Thousands)
                                                                 1996          1995
                                                                     (unaudited)
Cash flows from operating activities:
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . $   17,367     $  15,782
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation . . . . . . . . . . . . . . . . . . . . . . .        765           891
   Provision for loan losses. . . . . . . . . . . . . . . . .      3,050         3,500
   Provision for uncollectible interest receivable. . . . . .      1,655         2,203
   Net amortization of deferred fees, discounts
    and premiums on loans . . . . . . . . . . . . . . . . . .        251           349
   Origination of loans available for sale. . . . . . . . . .     (1,226)       (1,291)
   Proceeds from sale of loans available for sale . . . . . .        831         9,456
   Net gains on sale of loans available for sale. . . . . . .        (15)          (13)
   Net accretion of premiums and discounts on securities. . .       (183)         (622)
   Net losses on the sale of securities available for sale. .          0            10
   Net decrease in OREO from sales and losses . . . . . . . .      5,878         5,105
   Amortization of ESOP & MRPs. . . . . . . . . . . . . . . .        200           397
   Amortization of intangibles. . . . . . . . . . . . . . . .        592           704
   Increase in accrued interest receivable. . . . . . . . . .     (3,647)       (3,862)
   (Increase) decrease in other assets. . . . . . . . . . . .     (1,521)        1,591
   Increase in mortgage escrow deposits . . . . . . . . . . .      2,200           246
   Increase (decrease)in other liabilities &
     income taxes payable . . . . . . . . . . . . . . . . . .     10,645          (472)
                                                               ___________   __________
      Net cash provided by operating activities . . . . . . .     36,842        33,974
                                                               ___________   __________
Cash flows from investing activities:
   Purchase of loans. . . . . . . . . . . . . . . . . . . . .   (423,977)     (146,773)
   Net decrease in loans. . . . . . . . . . . . . . . . . . .     94,108        43,214
   Purchase of mortgage & asset-backed securities
    held to maturity  . . . . . . . . . . . . . . . . . . . .   (204,337)      (96,796)
   Principal payments of mortgage & asset-backed securities .     88,330         45,837
   Purchase of investment securities held to maturity . . . .     (1,991)        (4,925)
   Proceeds from maturities and calls of investment
     securities held to maturity  . . . . . . . . . . . . . .    40,850          20,167
   Purchase of securities available for sale. . . . . . . . .   (35,099)         (1,929)
   Proceeds from sale of securities available for sale. . . .         0           1,919
   Banking premises, furniture & equipment expenditures . . .      (510)           (269)
                                                               __________    ___________
      Net cash used in investing activities . . . . . . . . .  (442,626)       (139,555)
                                                               __________    ___________
Cash flows from financing activities:
   Treasury stock purchases . . . . . . . . . . . . . . . . .   (10,658)           (925)
   Net increase in demand and savings deposits. . . . . . . .    27,833           5,795
   Net (decrease) increase in time deposits . . . . . . . . .   (33,743)        126,922
   Net increase (decrease) in short-term borrowings . . . . .   420,536         (25,520)
   Dividends paid . . . . . . . . . . . . . . . . . . . . . .    (5,590)         (4,900)
   Exercise of stock options, net . . . . . . . . . . . . . .       262             164
                                                               __________    ___________
   Net cash provided by financing activities. . . . . . . . .   398,640         101,536
                                                               __________    ___________
   Decrease in cash and cash equivalents. . . . . . . . . . .    (7,144)         (4,045)
   Cash and cash equivalents at beginning of year . . . . . .    23,337          18,460
                                                               __________    ___________
   Cash and cash equivalents at end of period . . . . . . . . $  16,193     $    14,415
                                                               __________    ___________
                                                               __________    ___________
Cash paid during the year for:
   Interest . . . . . . . . . . . . . . . . . . . . . . . . .    61,047          53,829
   Income taxes . . . . . . . . . . . . . . . . . . . . . . .    10,795           8,462
   Supplemental schedule of noncash investing and financing
      activities:
   Real estate acquired in settlement of loans. . . . . . . .     5,781           6,898
   Loans held to maturity reclassified as loans available
    for sale . . . . . . . . . . . . . . . . . . . .  . . . .       631           9,077


See accompanying notes to unaudited consolidated financial statements.

                      BANKERS CORP AND SUBSIDIARY
          Notes to Unaudited Consolidated Financial Statements
          ----------------------------------------------------

Basis of Presentation
---------------------
The accompanying unaudited consolidated financial statements include the accounts of Bankers Corp. (the Corporation) and its wholly-owned subsidiary Bankers Savings (the Bank) and its inactive wholly-owned subsidiary, PASI Development, Incorporated. All inter-company balances and transactions have been eliminated in the consolidated financial statements. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information refer to the financial statements and notes for the year ended December 31, 1995 included in the Form 10-K, as filed with the SEC. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included.

The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of results that may be expected for the entire fiscal year ended December 31, 1996.

Primary and fully diluted earnings per share for the three and nine month periods in 1996 and 1995 were calculated by dividing net earnings by weighted average shares of common stock and common stock equivalents using the treasury stock method. Stock options are regarded as common stock equivalents and are therefore considered in both primary and fully diluted earnings per share calculations.

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations
               ---------------------------------------------

Financial Condition
-------------------
Beginning with the second quarter of 1996, the Bank was presented with the opportunity to purchase packages of high quality adjustable rate mortgage loans primarily with under one year to reset indexed to the one year constant maturity treasury (CMT). Also, during the past two quarters, adjustable mortgage loans came back in favor due to the increase in rates on long-term fixed rate mortgage loans. With these opportunities, a decision was made to leverage the Bank through short-term borrowings.

Total assets increased during the first nine months of 1996 by $428.2 million or 22.5% to $2.330 billion.

Total loans during the first nine months of 1996 increased $320.2 million or 24.2% to $1.642 billion at September 30, 1996. The increase in loans came from the purchase of adjustable rate mortgage loans totaling $424.0 million for the first nine months of 1996.

During the first quarter of 1996, the Bank purchased, as available for sale, U.S. Treasury Notes of $35.1 million. There were no securities available for sale at December 31, 1995.

Total mortgage and asset-backed securities increased by $116.2 million or 25.2% to $576.8 million at September 30, 1996.

Total deposits excluding escrow deposits decreased by $5.9 million or .36% to $1.625 billion at September 30, 1996.

                  Management's Discussion and Analysis of
           Financial Condition and Results of Operations (cont'd)
           ------------------------------------------------------

The short-term borrowings comprised of federal funds purchased and securities sold under agreements to repurchase increased by $420.5 million or 625.4% to $487.8 million at September 30, 1996.

Results of Operations
---------------------
Bankers Corp. net income for the three month period ended September 30, 1996 decreased $159,000, compared to the same period in 1995 and increased $1.6 million for the nine month period ended September 30, 1996, compared to the same period in 1995. The decrease in earnings for the third quarter was attributable to the one time FDIC assessment charge of $1.8 million, net of tax, to recapitalize the Savings Association Insurance Fund ("SAIF"). This charge reduced fully diluted earnings per share by $0.14. Earnings per share
(EPS) on a fully diluted basis increased 2.6% to $0.40 compared to $0.39 for the same period last year. The result of treasury stock purchases of approximately 621,000 shares during the past nine months under the Corporation's last repurchase plan and increased earnings offset this onetime charge. Excluding the effect of this onetime charge, EPS would have increased 38% compared to the third quarter of last year.

Total interest income increased by $6.7 million or 20.7% and $15.2 million or 16.0% for the three and nine month periods ended September 30, 1996, respectively, compared to the same periods a year ago. This increase was primarily due to the growth of earning assets.

Total interest expense increased $4.6 million or 24.0% and $10.7 million or 19.9% for the three and nine month periods ended September 30, 1996, respectively, compared to the same periods a year ago. Interest expense on deposits for the three month period ended September 30, 1996 decreased by $76,000 or .41% and increased for the nine month period by $4.1 million or 8.1% compared to the same periods last year. The decrease for the three month period is attributable to lower average rates paid in the third quarter of 1996 compared to 1995. The increase for the nine month period was attributable to higher average balances and higher average rates paid in 1996 compared to 1995. Interest expense on borrowing for the three and nine month periods ended September 30, 1996 increased $4.6 million and $6.6 million, respectively, compared to the same periods last year, primarily due to substantially increased borrowings.

Net interest income increased by $2.2 million or 16.0% and $4.5 million or 10.9% for the three and nine months ended September 30, 1996, respectively, compared to the same periods last year. The increase in net interest income for the three and nine month periods was primarily due to the growth in earning assets partially offset by a decrease in the interest rate spread.

Fees, service charges and other income decreased $32,000 or 5.7% and $183,000 or 10.4% for the three and nine month periods ended September 30, 1996 compared to the same period last year. The decrease in fees, service charges and other income is primarily due to the reduction of service charges on demand deposit accounts and NOW accounts, along with the reduction of commissions received on mortgage life and disability insurance. The reduction of service charges is the result of waived fees for Relationship Banking customers.

Total other expenses for the three and nine month periods ending September 30, 1996 increased $3.2 million or 70.5% and $2.5 million or 16.7%, respectively, compared to the same period a year ago. The FDIC insurance premium for the three and nine month periods ended September 30, 1996 increased $2.9 million and $2.0 million, respectively, compared to the same periods in 1995. The increase in the FDIC insurance premium was the result of a special assessment levied by the FDIC to recapitalize the SAIF fund to a designated reserve ratio of 1.25%. This special assessment totaled $2.8 million and was partially offset by a reduced insurance premium on our deposits insured under the FDIC's Bank Insurance Fund ("BIF") from 23 basis points during the first five months

                          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations (cont'd)
                 ------------------------------------------------------

of 1995 to zero thereafter. Amortization of intangibles for the three and nine month periods ended September 30, 1996, respectively, decreased $41,000 or 17.5% and $111,000 or 15.8% compared to the same periods last year. Net losses and expenses on OREO increased $195,000 and $95,000, respectively, for the three and nine month periods ended September 30, 1996 compared to the same periods last year. Salaries and employee benefits for the three and nine month periods ended September 30, 1996 decreased $79,000 or 3.6% and increased $14,000 or .21%, respectively, compared to the same periods last year.

Non-Performing Assets
---------------------
Non-performing assets which include non-accrual loans, loans past due 90 days or more and still accruing, and other real estate owned decreased to $27.9 million during the last twelve months reflecting a decrease of $5.9 million or 17.6% compared to $33.8 million at September 30, 1995.

The following table sets forth information with respect to certain non-performing assets for the quarters ended September 30,1995 through September 30, 1996:

                                                           (In Thousands)
                                                                  At
                                          Sept. 30, June 30, Mar. 31, Dec. 31, Sept.30,
                                             1996     1996     1996     1995    1995
                                           ________ ________ _______  _______ _______
Non-accrual loans . . . . . . . . . .      $19,915  $20,774   $23,062  $24,947 $25,603
Loans 90 days or more past due and still
 accruing . . . . . . . . . . . . . . .      1,997    2,411     2,050    1,446   1,708
                                            _______  _______  _______  _______ _______
  Total non-performing loans. . . . . .     21,912   23,185    25,112   26,393  27,311
                                            _______  _______  _______  _______ _______
Other real estate owned . . . . . . . .      6,605    6,607     5,761    6,407   6,745
  Less allowance for other real
   estate owned . . . . . . . . . . . .        645      518       507      350     241
                                            _______  _______  _______  _______ _______
  Total other real estate owned . . . .      5,960    6,089     5,254    6,057   6,504
                                            _______  _______  _______  _______ _______
  Total non-performing assets . . . . .    $27,872  $29,274   $30,366  $32,450 $33,815
                                            _______  _______  _______  _______ _______
                                            _______  _______  _______  _______ _______
Non-performing assets to total assets        1.20%     1.33%    1.59%    1.71%   1.80%

Non-performing loans to total loans          1.33%     1.42%    1.88%    2.00%   2.08%

The following table provides a further breakdown of Bankers Savings non-performing loans by type of property securing the loan for the quarters ended September 30, 1995 through September 30, 1996.

                                                         (In Thousands)
                                                                 At
                                       Sept. 30, June 30, Mar. 31, Dec. 31, Sept. 30,
                                          1996     1996     1996     1995      1995
                                       ________ ________  ________ ________ _______
Mortgage and Home Equity Loans:
  1-4 Family residential. . . . . . .  $ 21,130 $21,758   $22,819  $23,455   $24,453
  Construction. . . . . . . . . . . .         0     596       822      578       563
  Commercial and multi-family . . . .       770     810     1,439    2,326     2,278
Consumer and other loans. . . . . . .        12      21        32       34        17
                                        _______ _______   _______  _______   _______
  Total non-performing loans. . . . .   $21,912 $23,185   $25,112  $26,393   $27,311
                                        _______ _______   _______  _______   _______
                                        _______ _______   _______  _______   _______

Non-performing loans are primarily secured by 1-4 family residential properties which represent $21.1 million or 96.4% of the total at September 30, 1996. The remainder of the non-performing loans include $560,000 and $210,000 of loans secured by multi-family dwellings and non-residential properties, respectively, and $12,000 in consumer loans. Non-performing loans at September 30, 1996 secured by real estate totaled 208 loans for an average balance of $105,000.

                   Management's Discussion and Analysis of
            Financial Condition and Results of Operations (cont'd)
            ------------------------------------------------------

Liquidity and Capital Resources
-------------------------------
The Bank's liquidity is a measure of its ability to fund loans, withdrawals of deposits, and other cash out flows in a cost-effective manner. The Bank's principal sources of funds are deposits, scheduled amortization and prepayments of loans and mortgage-backed securities, borrowings, maturities of investment securities, and other funds provided by operations. While scheduled loan payments and maturing investments are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

Significant sources of funds for the first nine months of 1996 and 1995 were the return of principal on mortgage loans and mortgage-backed securities due to loan prepayments. Other significant sources of funds during 1996 were the net increase in short-term borrowings, the proceeds from maturities and calls of investment securities held to maturity, and the net increase in demand and savings deposits. Other significant sources of funds during 1995 were the net increase in time deposits.

The primary uses of funds during the first nine months of 1996 and 1995 were the origination and purchase of mortgage loans and mortgage-backed securities held to maturity. Other significant uses of funds during 1996 were the purchase of securities available for sale, a net decrease in time deposits and the purchase of treasury stock. Other significant uses of funds during 1995 were the net decrease in short-term borrowings.

The Bank anticipates that it will have sufficient funds to meet its unused home equity lines and loan commitments totaling $108.3 million at September 30, 1996. Certificates of deposit maturing within one year or less totaled $749.8 million. Management believes that a significant portion of such deposits will remain with the Bank.

Early in 1996, Bankers Corp reactivated the repurchase program with the repurchase of up to one million shares of common stock of the company. At September 30, 1996, the remaining shares to be purchased were approximately 379,000.

Stockholders' equity during the first nine months of 1996 increased by $591,000 to $187.5 million primarily due to the retention of earnings and exercise of stock options totaling $912,000 offset by treasury stock repurchases aggregating $10.7 million and the $818,000 increase in unrealized losses on securities available for sale. The capital ratios of Bankers Corp and Bankers Savings, its wholly owned subsidiary, are comfortably in excess of those required by all regulatory authorities.

The following table sets forth the capital ratios of Bankers Corp. on a consolidated basis, Bankers Savings and the current regulatory minimum requirements at September 30, 1996.

                                         Bankers    Bankers    Minimum
                                          Corp.     Savings   Requirement
                                         -------    -------   -----------
  Risk Based Capital Ratio:
       Tier 1 (core)                      17.14%     16.80%      4.00%
       Total                              17.44%     17.09%      8.00%
  Leverage Ratio                           8.48%      8.30%      3.00%

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

    b) There were no reports on Form 8-K filed during the nine months ended September 30, 1996.

SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             BANKERS CORP.
                             ________________________________
                             Registrant


DATE:  November 13, 1996     /s/Joseph P. Gemmell
                             _________________________________
                             Joseph P. Gemmell
                             Chairman of the Board, President
                             and Chief Executive Officer


DATE:  November 13, 1996     /s/Howard S. Garfield, II
                             _________________________________
                             Howard S. Garfield, II
                             Senior Vice President
                             and Chief Financial Officer