Form 10-K405
period 1996-12-31
BANKERS CORP
filed 1997-03-28
CIK 857450

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

               /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR
             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM _________ TO ________



                           COMMISSION FILE NO.:0-18187

                                  BANKERS CORP.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 New Jersey                                22-3257724
   -------------------------------                 ----------------------
   (State or other jurisdiction of                 (IRS Employer I.D. No.)
    incorporation or organization)

          210 Smith Street, Perth Amboy, New Jersey           08861
          ----------------------------------               -----------
             (Address of principal executive offices)      (Zip Code)

        Registrant's telephone number, including area code (908) 442-4100

           Securities registered pursuant to Section 12(b) of the Act:

                                      None
                                 ---------------

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock par value $0.01 per share
                     --------------------------------------
                                (Title of class)

         The Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes X   No
            ----   ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X /.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant is $244,253,528 and is based upon the last sales price as quoted on NASDAQ on March 3, 1997.

         The Registrant had 12,378,184 shares of Common Stock outstanding as of March 3, 1997.

PART I
------
ITEM 1. BUSINESS ...........................................................   4
----------------                                                               -
         (A) GENERAL .......................................................   4
         -----------                                                           -
         (B) PROPOSED ACQUISITION BY SOVEREIGN BANCORP, INC ................   4
         --------------------------------------------------                    -
         (C) STOCK REPURCHASE PLAN .........................................   5
         -------------------------                                             -
         (D) NARRATIVE DESCRIPTION OF BUSINESS .............................   5
         -------------------------------------                                 -
             (i)    GENERAL.................................................   5
             ---    -------                                                    -
             (ii)   MARKET AREA.............................................   5
             ----   -----------                                                -
             (iii)  LENDING ACTIVITIES......................................   5
             -----  ------------------                                         -
                    (a) GENERAL.............................................   5
                    -----------                                                -
                    (b) NON-PERFORMING ASSETS...............................   8
                    -------------------------                                  -
             (iv)   INVESTMENT ACTIVITIES...................................  11
             ----   ---------------------                                     --
                    (a) GENERAL.............................................  11
                    -----------                                               --
                    (b) SHORT-TERM INVESTMENTS..............................  11
                    --------------------------                                --
                    (c) SECURITIES AVAILABLE FOR SALE.......................  11
                    ---------------------------------                         --
                    (d) INVESTMENT SECURITIES - HELD TO MATURITY............  11
                    --------------------------------------------              --
                    (e) MORTGAGE AND ASSET-BACKED SECURITIES -
                    ------------------------------------------
                        HELD TO MATURITY....................................  11
                        ----------------                                      --
             (v)    DEPOSITS................................................  13
             ---    --------                                                  --
             (vi)   SHORT-TERM BORROWINGS...................................  13
             ----   ---------------------                                     --
             (vii)  ACTIVITIES OF SUBSIDIARY COMPANIES......................  13
             -----  ----------------------------------                        --
             (viii) COMPETITION.............................................  13
             ------------------                                               --
             (ix)   PERSONNEL...............................................  13
             ----   ---------                                                 --
             (x)    REGULATION AND SUPERVISION..............................  14
             ---    --------------------------                                --
                    (a) GENERAL.............................................  14
                    -----------                                               --
                    (b) NEW JERSEY LAW......................................  14
                    ------------------                                        --
                    (c) THE FINANCIAL INSTITUTIONS REFORM,
                    --------------------------------------
                        RECOVERY AND ENFORCEMENT ACT OF 1989................  14
                        ------------------------------------                  --
                    (d) FEDERAL DEPOSIT INSURANCE CORPORATION
                    -----------------------------------------
                        IMPROVEMENTS ACT OF 1991............................  14
                        ------------------------                              --
                    (e) INSURANCE OF DEPOSIT ACCOUNTS.......................  16
                    ---------------------------------                         --
                    (f) REGULATORY CAPITAL REQUIREMENTS.....................  16
                    -----------------------------------                       --
                    (g) LOANS-TO-ONE-BORROWER LIMITATIONS...................  17
                    -------------------------------------                     --
                    (h) COMMUNITY REINVESTMENT ACT..........................  17
                    ------------------------------                            --
                    (i) FEDERAL RESERVE SYSTEM..............................  17
                    --------------------------                                --
                    (j) ACQUISITION OF THE CORPORATION......................  18
                    ----------------------------------                        --
                    (k) SECURITIES EXCHANGE ACT 1934........................  18
                    --------------------------------                          --
             (xi)   FEDERAL AND STATE TAXATION..............................  19
             ----   --------------------------                                --
                    (a) FEDERAL INCOME TAXATION.............................  19
                    ---------------------------                               --
                    (b) STATE TAXATION......................................  20
                    ------------------                                        --
ITEM 2. PROPERTIES..........................................................  20
------------------                                                            --

ITEM 3. LEGAL PROCEEDINGS...................................................  22
-------------------------                                                     --
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................  22
-----------------------------------------------------------                   --

PART II
-------
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
---------------------------------------------
             AND RELATED STOCKHOLDER MATTERS................................  22
             -------------------------------                                  --
ITEM 6. SELECTED FINANCIAL DATA.............................................  23
-------------------------------                                               --
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-----------------------------------------------
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................  24
             ---------------------------------------------                    --
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................  33
---------------------------------------------------                           --
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
-----------------------------------------------------
             ON ACCOUNTING AND FINANCIAL DISCLOSURE........................   63
             --------------------------------------                           --


PART III
--------
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................  63
-----------------------------------------------------------                   --
ITEM 11. EXECUTIVE COMPENSATION.............................................  65
-------------------------------                                               --
ITEM 12. SECURITY OWNERSHIP OF CERTAIN
--------------------------------------
             BENEFICIAL OWNERS AND MANAGEMENT...............................  70
             --------------------------------                                 --
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................  71
-------------------------------------------------------                       --

PART IV
-------
ITEM 14. EXHIBITS, FINANCIAL STATEMENT
--------------------------------------
             SCHEDULES AND REPORTS ON FORM 8-K..............................  72
             ---------------------------------                                --

 .
                                     PART I


ITEM 1. BUSINESS

(A)   GENERAL
On March 23, 1990, Bankers Corp. (the "Corporation") completed its public offering of 14,269,200 shares (restated to reflect the 10% stock dividend declared in November 1992, the 2 for 1 stock split declared in October 1993 and the 20% stock dividend declared in June 1994) of its common stock and acquired Bankers Savings (the "Bank") as a part of the Bank's conversion from mutual to stock form. The Corporation was incorporated under Delaware law on October 23, 1989. The reincorporation of Bankers Corp. from the state of Delaware to the state of New Jersey was approved by the stockholders at the Annual Meeting on April 30, 1993 and was completed during 1993. The Corporation is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA") and is subject to regulation and supervision by the Board of Governors of the Federal Reserve System ("FRB"). The Corporation does not transact any material business other than through its subsidiary, the Bank.

The Bank is a New Jersey-chartered savings bank, organized in 1869 as Perth Amboy Savings Institution. The Bank's deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation (the "FDIC"). In 1987, the Bank changed its name to Bankers Savings. The Bank's main office and administrative offices are located in Perth Amboy, New Jersey. The Bank conducts its business through fifteen retail banking offices in Middlesex, Monmouth and Ocean Counties, New Jersey. The Bank joined the MAC network during June of 1993.

The Bank's primary market area for its deposit gathering consists of Middlesex, Monmouth and Ocean Counties and certain municipalities in the contiguous county of Union, New Jersey. The Bank's lending activities are predominately conducted in central and southern New Jersey. The Bank invests its funds in mortgage loans, which are predominately secured by one- to four-family owner-occupied real estate, home equity credit lines, other consumer loans and securities. At December 31, 1996, the Corporation had total assets of $2.5 billion, deposits (including mortgage escrow deposits) of $1.6 billion and stockholders' equity of $192.9 million.

(B)   PROPOSED ACQUISITION BY SOVEREIGN BANCORP, INC.
On February 5, 1997, the Corporation entered into an Agreement and Plan of Merger (the "Merger Agreement"), with Sovereign Bancorp, Inc., a Pennsylvania corporation ("Sovereign"). The Merger Agreement provides, among other things, that the Corporation will be merged with and into Sovereign, with Sovereign being the surviving corporation. Pursuant to the Merger Agreement, each issued and outstanding share of common stock of the Corporation shall be converted into and become a right to receive $25.50 in Sovereign common stock, except for shares of the Corporation's common stock held directly or indirectly by Sovereign or a subsidiary of Sovereign (other than shares held in trust, managed, custodial or nominee accounts, held by investment companies for which an affiliate of Sovereign acts as investment adviser or held in satisfaction of a debt previously contracted), which shall be canceled.

The price will stay fixed at $25.50 in Sovereign common stock per share of the Corporation's common stock if Sovereign's average stock price remains between $11.00 and $16.50 per share (the "collars") during a 15-day pricing period prior to the closing of the transaction. If Sovereign's average stock price falls below $11.00 per share during the pricing period prior to closing, the Corporation's shareholders shall receive a fixed rate of 2.318 shares of Sovereign common stock for each share of the Corporation's common stock. Conversely, if Sovereign's average stock price is higher than $16.50 per share during the pricing period prior to closing, the Corporation's shareholders shall receive a fixed rate of 1.545 shares of Sovereign common stock for each share of the Corporation's common stock. The collars and the maximum and minimum exchange ratio will be adjusted for Sovereign's 6-for-5 stock dividend declared January 16, 1997 and payable March 14, 1997 and will be further adjusted for subsequent stock dividends and splits. The Merger Agreement contains customary anti-dilution provisions.

The Corporation has the right to terminate the Merger Agreement if the average stock price of Sovereign (as defined in the Merger Agreement) falls below $10.31 per share and Sovereign's decline in value is 15% greater than the percentage decline of a group of similar financial institutions, unless Sovereign delivers to the Corporation's shareholders Sovereign shares having a minimum value of $23.90 per share of the Corporation's common stock.

Consummation of the merger is subject to certain customary conditions, including approval and adoption of the Merger Agreement by the Corporation's stockholders, approval of the issuance of shares of Sovereign's common stock by Sovereign's stockholders and the approval of the Office of Thrift Supervision, FRB and the appropriate federal regulatory authority under section 18 of the Federal Deposit Insurance Act, as amended. The merger is expected to be consummated during the fourth quarter of 1997.

In connection with the Merger Agreement, the Corporation and Sovereign also entered into a Stock Option Agreement, dated as of February 5, 1997, pursuant to which the Corporation granted Sovereign an option to purchase up to 2,463,258, or 19.9%, of the Corporation's issued and outstanding shares of common stock, upon the terms and conditions stated therein.

The Corporation's Annual Meeting of Stockholders has been postponed to coincide with the meeting of stockholders to approve the Merger Agreement, which is expected to occur during the third quarter of 1997.


(C)   STOCK REPURCHASE PLAN
During February 1994, a program to repurchase up to 720,000 shares (restated for the 20% stock dividend declared in June 1994) or approximately 5% of the Corporation's common stock was announced, of which 396,220 were available to be purchased under such program at December 31, 1995. On February 18, 1996, the Corporation's Board of Directors authorized the repurchase of additional shares for a total to be repurchased of up to one million shares of the Corporations's common stock. The number of shares repurchased under these plans during 1996 was 620,913. There will be no further repurchases of common stock due to the signed definitive Merger Agreement with Sovereign. See note 2 of Notes to Consolidated Financial Statements contained in Item 8. "Financial Statements and Supplementary Data" of this report.

(D)   NARRATIVE DESCRIPTION OF BUSINESS

   (i)   GENERAL
The Corporation is a bank holding company whose only active subsidiary is the Bank. The Bank's revenues are derived principally from interest income on loans, investments, mortgage and asset-backed securities, and to a much lesser extent, fees on loans and fees for selected banking services. The Bank's sources of funds are: deposits, scheduled amortization and prepayments of loans, sales of loans available for sale, borrowings, maturities of investment securities and other funds provided by operations.

The Bank is a community-oriented, financial institution serving its market area with a wide selection of residential loans and retail financial services, emphasizing customer service. Management believes that the Bank's reputation for customer service is a significant competitive advantage in attracting and retaining customers.

   (ii)  MARKET AREA
Traditionally, the Bank's market area consisted of Middlesex County and certain municipalities in contiguous Union County, New Jersey. The Bank expanded its market area through the acquisition, during 1990 and 1991, of six retail branch offices in Monmouth and Ocean Counties. In February 1991, the Bank opened a new branch in Toms River, Ocean County. On July 31, 1993, the Bank acquired $15.3 million in deposit liabilities from Provident Savings Bank located in Red Bank, New Jersey. In 1993 the Bank's branch in Freehold was relocated next to a major supermarket and in 1996, the branch office in Toms River was relocated to a newly built medical office complex. During 1994, the Bank opened a new office in Manchester further increasing its presence in Ocean County. In March 1996, the Bank opened a branch office inside a large newly built supermarket in Old Bridge, New Jersey.

The Bank's market area is a short distance from the New York City Boroughs of Staten Island and Manhattan. It is in close proximity to Newark International Airport and major rail transportation lines. New Jersey's major highways, the New Jersey Turnpike, Garden State Parkway, Interstate 287 and U.S. Highway #1, intersect within the Bank's market area.

   (iii)     LENDING ACTIVITIES

        (a)  GENERAL
   ONE- TO FOUR-FAMILY MORTGAGE LOANS. The Bank offers a variety of loans in order to serve the credit needs of customers in its community. The Bank emphasizes the origination and purchase of adjustable rate one- to four-family mortgage loans for retention in its own portfolio. The Bank offers first mortgage loans secured by one- to four-family residences, including townhouse and condominium units. Loan originations are generally obtained from existing or past customers, members of the local communities in the Bank's primary market area and third party originators. One- to four-family residential mortgage loans are generally underwritten according to FNMA/FHLMC guidelines. In addition, the Bank offers programs with modified income and asset verification. These programs are priced to accommodate the inherent additional risk of flexible underwriting. The Bank originates adjustable rate mortgage ("ARM") loans solely for its portfolio. The Bank also originates fixed rate mortgage loans which are sold servicing retained, to FHLMC or other investors.

An origination fee of up to 3.0% is generally charged on loans. All one- to four-family mortgage loan applications are reviewed by a Loan Officer. Originated mortgage loans in the Bank's portfolio generally include due-on-sale clauses which provide the Bank with the contractual right to declare the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Bank's consent. It is the Bank's policy to enforce due-on-sale provisions.

Since the early 1980's, the Bank has emphasized the origination of ARM loans secured primarily by owner-occupied residences for retention in its portfolio. At December 31, 1996, over 90% of the Bank's one- to four-family residential mortgage loans consisted of ARM loans. ARM loans are made for terms up to 30 years. The Bank offers an ARM loan secured by owner-occupied residences with a conversion option whereby the borrower may convert the loan into a fixed-rate loan. Upon conversion to a fixed rate, the Bank classifies these loans as held-for-sale. ARM loans with a conversion option are originated with loan to value ratios of up to 95% of the appraised value of the property securing the loan, provided that private mortgage insurance is obtained on loan amounts in excess of 80% of such appraised value. ARM loans without a conversion option are originated with loan to value ratios of up to 90% of the appraised value of the property securing the loan without private mortgage insurance and are priced to accommodate the additional risk of not obtaining private mortgage insurance. Substantially all of the Bank's ARM loans have interest rates which adjust every year, based upon a spread above the one-year U.S. Treasury Securities Index, adjusted to constant maturity. The Bank's ARM loans are subject to limitations on interest rate increases of 2.0% per adjustment period and may not exceed a predetermined lifetime cap rate. The Bank also offers ARM loans that have a fixed interest rate for 3 to 5 years and then adjust annually. The Bank also offers variable rate loans secured by non-owner-occupied properties, which adjust based upon a spread above the one-year U.S. Treasury Securities Index, adjusted to constant maturity. These loans are made in amounts of up to $500,000 and for terms of up to 30 years. The Bank makes such loans up to 75% of the appraised value of the secured property. For the year ended December 31, 1996, the Bank originated approximately $150 million of residential ARM loans. The Bank originates ARM loans at an introductory rate, which is less than the fully-indexed interest rate. The introductory rate remains in effect for one year.

The retention of ARM loans, as opposed to fixed-rate residential loans, in the Bank's loan portfolio helps reduce the Bank's exposure to increases in interest rates. However, ARM loans generally pose credit risks different from the risks inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrowers rise, thereby increasing the potential for default. In order to minimize risks, the borrowers of one-year ARM loans are qualified at 2.0% above the fully-indexed rate.

The volume and types of ARM loans originated by the Bank are affected by such market factors as the level of interest rates, competition, consumer preferences for ARM versus fixed-rate loans and the availability of funds. Although the Bank will continue to offer ARM loans, there can be no assurance that, in the future, the Bank will be able to originate a sufficient volume of adjustable rate loans to increase or maintain the proportion that these loans currently bear to total loans.

The Bank's fixed-rate mortgage loans are currently originated with terms of 15 or 30 yrs.. Fixed-rate mortgage loans are offered only on owner-occupied residences. Interest rates charged on fixed-rate loans are competitively priced on a regular basis based on market conditions. The Bank originates fixed-rate loans with loan to value ratios of up to 95% of the appraised value of the property securing the loan, provided that private mortgage insurance is obtained on loan amounts in excess of 80% of such appraised value. The Bank generally originates its fixed-rate mortgage loans in accordance with FHLMC standards. For the year ended December 31, 1996, the Bank originated $2.1 million of fixed-rate one- to four-family residential mortgage loans.

The Bank also purchases one- to four-family, primarily owner-occupied, ARM loans in the secondary market. These loans meet FNMA/FHLMC underwriting standards with the exception of loan size limits. Customary due diligence is performed on all loan package purchases.

The Bank also originates home equity lines of credit, which are secured by one- to four-family, owner-occupied primary residences. These loans are originated as variable-rate loans with interest rates of up to 2.75% above the published prime rate, subject to a lifetime cap of 16%. Borrowers are qualified for home equity lines of credit based on 4% over the initial rates. Home equity lines of credit are originated with loan to value ratios of up to 90% of the appraised value of the property securing the loan, less existing liens. Home equity lines of credit are made in amounts of up to $100,000 and for terms of 15 years.

MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING. Loans secured by multi-family and commercial real estate totaled $50.5 million, or 3.0% of the Bank's total loans at December 31, 1996. Multi-family and commercial real estate loans are generally originated with loan to value ratios of up to 70% of the appraised value of the property securing the loan. Such appraised value is determined by an independent appraiser previously approved by the Bank. The Bank also obtains personal guarantees. The Bank currently originates multi-family and commercial real estate loans with adjustable rates based on a spread above either the published prime rate or a U.S. Treasury Securities Index, adjusted to constant maturity and with maturities of three to five years which typically require principal payments based on a 20 to 25 year amortization period. The Bank's multi-family and commercial real estate loans are permanent loans secured by improved property such as apartment buildings, small office buildings, multi-use buildings, retail stores and other non-residential buildings. The Bank limits its lending to properties within its primary lending area.

Loans secured by multi-family and commercial real estate properties generally involve a greater degree of risk than residential mortgage loans. Because the payments on these loans are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks and currently restricts such loans to its primary market area.

   COMMERCIAL BUSINESS LENDING. The Bank also makes commercial business loans to businesses located in the Bank's primary market area. The Bank intends to increase its level of non-mortgage commercial and small business lending over the next few years to fulfill its community lending requirements. Commercial loans include commercial lines of credit, installment loans and medium term loans. Commercial business loans may be unsecured or secured by inventory, accounts receivable or vehicles. Commercial business loans carry adjustable interest rates based on a spread above the published prime rate. Personal guarantees are obtained on loans to closely held companies.

   CONSTRUCTION LENDING. In the area of real estate construction lending, loans are made primarily for residential and apartment construction. Loan to value ratios on construction loans are limited to 70%. As of December 31, 1996, $1.2 million, or 0.1% of the banks total loans, were in this category.

   CONSUMER LENDING. Consumer loans, which amounted to $7.0 million, or 0.4% of total loans receivable, at December 31, 1996, consist primarily of auto loans and unsecured personal loans.

   LOAN APPROVAL AUTHORITY AND UNDERWRITING. All loans originated by the Bank and secured by real estate must be reviewed by the Bank's Board of Directors. Loan requests from $500,000 to $1,000,000 require the approval of the President and the Senior Lending Officer. All loan requests over $1,000,000 require approval of the Board of Directors.

For all loans originated by the Bank, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered, income and certain other information is verified and, if necessary, additional financial information is requested. An appraisal of the real estate intended to secure the proposed loan is required and is currently performed by an independent appraiser designated and approved by the Board of Directors. The Bank requires title insurance on all first mortgage loans. Borrowers must also obtain hazard insurance and flood insurance, as required, prior to closing. Borrowers are generally required to include funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes, hazard insurance premiums and private mortgage insurance premiums, if required.

The following table sets forth the composition of the Bank's loan portfolio at the dates indicated.

                                                                           AT DECEMBER 31,

                                           1996               1995                1994               1993                1992
                                           ----               ----                ----               ----                ----
                                               Percent            Percent             Percent            Percent             Percent
                                                 Of                 Of                  Of                 Of                   Of
                                      Amount    Total    Amount    Total    Amount     Total     Amount   Total     Amount    Total
                                      ------    -----    ------    -----    ------     -----     ------   -----     ------    -----
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------------
Mortgage Loans:
   One to four-family:
     Adjustable rate .............  $1,531,731  91.9%  $1,176,776  89.3%  $1,073,821   87.7%  $  954,788   85.1%  $  827,344  81.0%
     Fixed Rate ..................      26,155   1.5%      31,978   2.4%      35,527    2.9%      52,218    4.7%      82,976   8.1%
------------------------------------------------------------------------------------------------------------------------------------
   Total one to four-family ......   1,557,886  93.4%   1,208,754  91.7%   1,109,348   90.6%   1,007,006   89.8%     910,320  89.1%
------------------------------------------------------------------------------------------------------------------------------------
   Multi-family and commercial
     real estate .................      50,525   3.0%      56,143   4.3%      57,100    4.7%      53,565    4.8%      47,099   4.6%
   Construction ..................       1,157   0.1%       1,880   0.1%       4,070    0.3%       2,782    0.2%       4,212   0.4%
------------------------------------------------------------------------------------------------------------------------------------
   Total Mortgage loans ..........   1,609,568  96.5%   1,266,777  96.1%   1,170,518   95.6%   1,063,353   94.8%     961,631  94.1%
------------------------------------------------------------------------------------------------------------------------------------
Home equity loans and credit lines      50,920   3.1%      43,846   3.3%      45,990    3.8%      48,790    4.3%      50,282   4.9%
------------------------------------------------------------------------------------------------------------------------------------
Consumer and other loans:
   Student .......................          97   0.0%         140   0.0%         182    0.0%       1,558    0.1%       1,751   0.2%
   Secured and unsecured .........       6,913   0.4%       7,442   0.6%       7,710    0.6%       8,275    0.8%       8,275   0.8%
------------------------------------------------------------------------------------------------------------------------------------

   Total Consumer and other loans        7,010   0.4%       7,582   0.6%       7,892    0.6%       9,833    0.9%      10,026   1.0%
------------------------------------------------------------------------------------------------------------------------------------

   Total loans ...................   1,667,498   100%   1,318,205   100%   1,224,400  100.0%   1,121,976  100.0%   1,021,939 100.0%
------------------------------------------------------------------------------------------------------------------------------------

Net premiums on loans purchased...       5,253              3,932              5,622               5,186               3,968
Less:  Deferred fees..............         517                741              1,022                 845               1,521
       Allowance for loan losses..       6,596              8,137              8,145               8,898              10,515
------------------------------------------------------------------------------------------------------------------------------------

Net Loans.........................  $1,665,638         $1,313,259         $1,220,855          $1,117,419          $1,013,871
====================================================================================================================================


The following table shows the approximate maturities of selected loans at December 31, 1996. The loans are segregated between those which are at predetermined interest rates and those at adjustable interest rates.

                                                                             Over One Year
(dollars in thousands)                             One Year or Less       Through Five Years     Over Five Years         Total
--------------------------------------------------------------------------------------------------------------------------------
Loan Categories:
      Commercial, financial &
      agricultural ........................              $  380             $     0                $     0              $  380
Real Estate construction ..................               1,157                   0                      0               1,157
--------------------------------------------------------------------------------------------------------------------------------

      TOTAL ...............................              $1,537             $     0                $     0              $1,537
--------------------------------------------------------------------------------------------------------------------------------
Amounts of Loans Based Upon:
      Predetermined interest rates ........              $  367             $     0                $     0              $  367
      Floating or Adjustable interest
      rates ...............................               1,170                   0                      0               1,170
--------------------------------------------------------------------------------------------------------------------------------

      TOTAL ...............................              $1,537             $     0                $     0              $1,537
--------------------------------------------------------------------------------------------------------------------------------




       (b)   NON-PERFORMING ASSETS
Management conducts regular review and follow-up of all loan delinquencies. When a borrower fails to make a payment on a loan, the Bank will take steps to have the borrower cure the delinquency and restore the loan to current status. The Bank commences collection procedures once a loan payment is 15 days past due. If a delinquency is not cured through the Bank's normal collection procedures, the Bank will institute measures after 120 days to enforce its remedies resulting from the default, including, in the case of mortgage loans, commencing a foreclosure action. A summary analysis of all delinquencies is reviewed monthly by the Bank's Board of Directors.

At December 31, 1996, non-performing assets were $29.0 million, or 1.18% of the total assets compared to $32.5 million, or 1.71% at December 31, 1995. Non-performing assets include non-accrual loans, loans over 90 days delinquent still accruing interest and other real estate owned ("OREO"). OREO consists of properties acquired through foreclosure.

The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated.



                                                                               December 31,

(dollars in thousands)                            1996              1995           1994               1993             1992
=================================================================================================================================
Non-accrual loans............................$   21,345       $    24,947      $   29,417         $   32,513        $   35,501
Loans 90 days or more past due and
     still accruing..........................     3,014             1,446           1,839              2,207             3,498
---------------------------------------------------------------------------------------------------------------------------------
         Total non-performing loans..........    24,359            26,393          31,256             34,720            38,999
---------------------------------------------------------------------------------------------------------------------------------
     Other Real Estate Owned.................     5,267             6,407           5,313              6,744             3,079
     Less allowance for other real
      estate owned...........................       605               350             602                935               300
---------------------------------------------------------------------------------------------------------------------------------
     Total other real estate owned...........     4,662             6,057           4,711              5,809             2,779
---------------------------------------------------------------------------------------------------------------------------------
           Total non-performing assets.......$   29,021       $    32,450      $   35,967         $   40,529        $   41,778
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
Non-performing assets to total assets.......       1.18%             1.71%           2.05%              2.50%             2.77%
Non-performing loans to total loans.........       1.46%             2.00%           2.55%              3.08%             3.81%

The non-accrual category includes loans on which income under the accrual method has been reserved with subsequent interest payments credited to income as received. Loans are generally designated as non-accrual when they become 120 days past due or when certain factors indicate reasonable doubt as to the collectibility of principal and interest. Gross income for the year 1996 would have been increased by $2.3 million had the non-accrual loans been current during the year.

The decrease in non-performing assets, beginning in 1993, was the result of the reduction of incidences of loans moving to non-performing, an improvement in the New Jersey legal process, which has shortened the time required to complete foreclosure actions, and an improved market for selling OREO.

The following table provides a further breakdown of the Bank's non-performing loans for the years ended 1996 and 1995:


          (dollars in thousands)                          December 31,
    Mortgage Loans:                                   1996          1995
                                                      ----          ----
         1-4 family residential                     $22,880       $23,455
         Construction                                     0           578
         Commercial and multi-family                  1,470         2,326
         Consumer and other loans                         9            34
    Total non-performing loans                      $24,359       $26,393
                                                    =======       =======


Losses on loans are charged to the allowance for loan losses. Additions to this allowance are made by recoveries of loans previously charged off and by a provision charged to expense. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible. The determination of the balance of the allowance for loan losses is based on an analysis of the loan portfolio, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate allowance. Additions to the allowance may be necessary based on changes in the economic conditions and other factors or as various regulatory agencies may require after an examination based on their judgement and the information available to them at the time of the examination. See Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and note 8 of Notes to Consolidated Financial Statements contained in Item 8. "Financial Statements and Supplementary Data" of this report.

At December 31, 1996, management was unaware of any potential problem loans on which the collection of principal and interest may be doubtful other than those included in the prior two tables.

The following table shows an analysis of the allowances for loan losses for the years indicated:


(dollars in thousands)                       1996             1995              1994              1993             1992
                                             ----             ----              ----              ----             ----

Balance at beginning of year             $   8,137         $  8,145         $   8,898         $  10,515         $  5,842
---------------------------------------------------------------------------------------------------------------------------
Provision for loan losses                    3,950            5,500             3,970             2,040            5,600
---------------------------------------------------------------------------------------------------------------------------
Charge-offs:
   Construction loans                          ---              ---               ---               ---              181
   1-4 Family mortgage loans                 4,323            5,023             4,375             3,601              735
   Multi-family and commercial
      real estate loans                      1,160              586               236                93              ---
   Home equity loans                           146               20                48                10                9
   Other consumer loans                         39               36                74                28               15
---------------------------------------------------------------------------------------------------------------------------
Total charge-offs                            5,668            5,665             4,733             3,732              940
---------------------------------------------------------------------------------------------------------------------------
Recoveries:
   Mortgage loans                              171              157                10                70              ---
   Other consumer loans                          6              ---               ---                 5               13
---------------------------------------------------------------------------------------------------------------------------
   Total recoveries                            177              157                10                75               13
---------------------------------------------------------------------------------------------------------------------------
Balance at end of year                   $   6,596         $   8,137        $   8,145         $   8,898        $  10,515
---------------------------------------------------------------------------------------------------------------------------
Allowances for loan losses
   to total outstanding loans at end
       of period                             0.40%            0.62%             0.67%             0.79%            1.03%
Ratio of net charge-offs to average
  loans outstanding                          0.36%            0.43%             0.39%             0.34%            0.09%




The following table sets forth the allocation of the allowances for loan losses at the dates indicated by category of loans. The amount allocated on the following table to any category cannot be interpreted as an indication of expected future charge offs in that category. The percentage of loans is based upon the classification of loans shown on page 8 of this report.



                                                                                DECEMBER 31,

                                        1996                1995                1994                1993                1992
                                        ----                ----                ----                ----                ----
                                          % of Loans          % of Loans          % of Loans          % of Loans          % of Loans
                                          to Total             to Total            to Total            to Total             to Total
(dollars in thousands)            Amount     Loans    Amount     Loans    Amount     Loans    Amount    Loans      Amount     Loans
------------------------------------------------------------------------------------------------------------------------------------
Allowance for losses allocated to:
   Real estate-mortgage loans     $6,207     96.4%    $7,884     96.0%    $7,573     95.3%    $8,340    94.5%     $10,191    93.7%
   Real estate-construction loans     12      0.1%        13      0.1%       225      0.3%       236     0.2%          45     0.4%
   Home equity loans.........        354      3.1%       227      3.3%       332      3.8%       301     4.4%         256     4.9%
Other consumer loans.........         23      0.4%        13      0.6%        15      0.6%        21     0.9%          23     1.0%
------------------------------------------------------------------------------------------------------------------------------------
Total allowance for loan losses   $6,596    100.0%    $8,137    100.0%    $8,145    100.0%    $8,898   100.0%     $10,515   100.0%
------------------------------------------------------------------------------------------------------------------------------------

   (iv)  INVESTMENT ACTIVITIES
        (a) GENERAL
The Bank's Board of Directors establishes the investment policy of the Bank. This policy dictates that investment decisions will be made based on the safety of the security, liquidity requirements of the Bank and potential return on the securities. The Board of Directors delegates authority to certain executive officers to carry out the Bank's investment policy. The Chief Executive Officer and Chief Financial Officer meet on an as-needed basis to make investment decisions.

Securities classified as held to maturity are stated at amortized cost (unpaid principal in the case of mortgage-backed securities), adjusted for amortization of premiums and accretion of discounts, as the Corporation has the intent and ability to hold these securities until maturity. Premiums and discounts on these securities are recognized in interest income using the level-yield method over the period to maturity, adjusted in the case of mortgage-backed securities for anticipated prepayments. Marketable equity securities, bond and other debt and mortgage-backed securities to be held for indefinite periods of time, including securities that management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk or other similar factors are classified as available for sale and recorded at estimated fair value.

Unrealized gains or losses on trading securities are included in the determination of net income. At December 31, 1996, market value adjustments amounted to an unrealized loss of $901,000. The net unrealized loss included as a separate component of stockholders' equity is net of deferred taxes of $333,000. Management does not consider any of the securities available for sale permanently impaired at December 31, 1996.

        (b)  SHORT-TERM INVESTMENTS
Short-term investments are used as an alternative to cash and federal funds sold to meet daily or short-term liquidity and investment needs. During 1996 and 1995, short-term investments consisted primarily of securities and loans purchased under agreements to resell with terms exceeding one day. There were no short-term investments as of December 31, 1996 or 1995.

        (c)  SECURITIES AVAILABLE FOR SALE
Securities available for sale are purchased as available for sale or are acquired through the securitization of loans available for sale. Securities that are purchased are used for short-term investment purposes where the total return during the holding period is anticipated to exceed alternative short-term investments. See note 5 of Notes to Consolidated Financial Statements contained in Item 8. "Financial Statements and Supplementary Data" of this report.

        (d)  INVESTMENT SECURITIES - HELD TO MATURITY
Investment securities with short to intermediate fixed maturities are purchased primarily to satisfy the Bank's liquidity needs and to provide a return on residual funds after lending activities. Investments may be in bonds provided that they are all of bank qualified investment grade pursuant to the Bank's written investment policy. A goal of the Bank's investment policy is to minimize interest rate risk wherever possible. See note 6 of Notes to Consolidated Financial Statements contained in Item 8. "Financial Statements and Supplementary Data" of this report.

        (e)  MORTGAGE AND ASSET-BACKED SECURITIES - HELD TO MATURITY
The Bank currently invests in early tranche collateralized mortgage obligations ("CMOs") with anticipated average lives ranging from 2 years to 5 years or with adjustable rates. It also currently invests in participation certificates ("PC's") in pools of adjustable rate mortgage loans. See note 7 of Notes to Consolidated Financial Statements contained in Item 8. "Financial Statements and Supplementary Data" of this report.

The following table sets forth the book value of the securities portfolio at the periods indicated.





                                                                                        December 31,
(dollars in thousands)                                                    1996                1995              1994
---------------------------------------------------------------------------------------------------------------------------------

Securities Available For Sale:
   US Treasury Securities............................................   $   34,181        $         0        $        0
---------------------------------------------------------------------------------------------------------------------------------
Investment Securities-Held to Maturity:
   US Treasury Securities and US Government Agency...................          500             25,469            26,539
   Corporate.........................................................       24,486             40,382            54,597
   Municipals........................................................          975                980             1,135
---------------------------------------------------------------------------------------------------------------------------------

      Total Investment Securities-Held to Maturity...................   $   25,961        $    66,831        $   82,271
---------------------------------------------------------------------------------------------------------------------------------

Mortgage and Asset-Backed Securities-Held to Maturity:
   Certificates of participation in pools of residential
     mortgage loans..................................................      337,668            293,563           196,314
   Collateralized mortgage obligations (includes
   Remics) and asset-backed securities...............................      343,850            167,011           199,884
---------------------------------------------------------------------------------------------------------------------------------

      Total Mortgage-backed and Asset-backed
         Securities-Held to Maturity.................................      681,518            460,574           396,198
---------------------------------------------------------------------------------------------------------------------------------


              Total Securities Portfolio.............................   $  741,660           $527,405        $478,469
---------------------------------------------------------------------------------------------------------------------------------





INVESTMENT PORTFOLIO

The table below sets forth certain information regarding the book value, average yields and maturities of the investment portfolio at December 31, 1996.





                                       =============================================================================================

                                                                                At December 31, 1996

                                             1 Year or Less    1 to 5 Years      5 to 10 Years    After 10 Years      Total
                                       ---------------------------------------------------------------------------------------------


                                           Book       Avg     Book      Avg      Book    Avg      Book    Avg       Book     Avg
                                           Value     Yield    Value    Yield     Value  Yield     Value   Yield     Value    Yield

                                       =============================================================================================

(dollars in thousands)
====================================================================================================================================


Securities available for sale..........  $   ---      ---   $34,181    5.43%     $---    ---    $   ---   ---     $34,181    5.43%
US treasury securities, US Government
  agency and Corp. obligations.........      500     7.35%     ---     ---        ---    ---        ---   ---         500    7.35%
   Corporate...........................   20,404     7.05%    2,944    6.67%      200   6.03%       938  6.97%     24,486    6.99%
Municipals (1).........................      ---      ---      ---     ---        ---    ---        975  6.18%        975    6.18%
Certificates of participation in pools
  of residential mortgage loans........    1,707     9.07%       12    7.50%      424   6.69%   335,525  6.78%    337,668    6.79%
Collateralized mortgage obligations and
  asset backed securities..............      ---      ---     8,336    7.35%      ---    ---    335,514  6.99%    343,850    7.00%
------------------------------------------------------------------------------------------------------------------------------------
    Total Securities Portfolio.........  $22,611     7.21%  $45,473    5.86%     $624   6.48%  $672,952  6.88%   $741,660    6.83%
------------------------------------------------------------------------------------------------------------------------------------

(1) No tax equivalent adjustments have been made.


Based on historical experience, management expects that mortgage and asset-backed securities will be prepaid significantly in advance of their stated maturities reflected in the above table.

At December 31, 1996, the Bank held CMO's having an aggregate book value of $38.3 million which represent investments in separate trusts containing pools of loans serviced by Prudential Home Mortgage Company or one of its subsidiaries. These securities have an aggregate market value of $38.0 million and are in excess of 10% of the Corporation's stockholders' equity.

   (v)   DEPOSITS

The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank's deposits consist of savings accounts, NOW/Super NOW, money market, checking accounts and time deposits. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates and competition. The Bank's deposits are obtained primarily from the areas in which its banking offices are located. Management determines the Bank's deposit rates based upon market conditions and local competition. The Bank does not use brokers to obtain deposits, relying primarily on customer service and long-standing relationships with customers to attract and retain these deposits. Time deposits in excess of $100,000 are not actively solicited by the Bank.

The average balance of deposits and the average rates paid thereon are summarized on page 27 of this report.

At December 31, 1996, the Bank had approximately $66.9 million outstanding in market-rate certificates of deposit in amounts of $100,000 or more maturing as follows:

     (dollars in thousands)
     Three months or less                           $26,317
     Over three months through six months            12,746
     Over six months through one year                19,047
     Over one year                                    8,754
        Total                                       $66,864
                                                    =======

   (vi) SHORT-TERM BORROWINGS
The Bank engages in short-term borrowings to cover normal cash flow and for investment opportunities including short-term arbitrages. For borrowings of a term less than a month, the Bank utilizes one of its lines of credit which, in the aggregate, amounted to $45.0 million. For longer term (one to twelve month) borrowings, the Bank engages in borrowing transactions involving securities sold under agreements to repurchase. These borrowings are entered into with nationally recognized securities dealers. The securities underlying the agreements are delivered to the dealers who arrange the transactions. Securities sold under agreements to repurchase totaled $603.1 million at December 31, 1996. See note 11 of Notes to Consolidated Financial Statements contained in Item 8. "Financial Statements and Supplementary Data" of this report.

  (vii)  ACTIVITIES OF SUBSIDIARY COMPANIES
The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, the Bank and the Bank's wholly-owned subsidiary, PASI Development, Inc.(PASI). PASI has been inactive since 1987.

   (viii)COMPETITION
The Bank faces significant competition both in making loans and in attracting deposits. The Bank's competition for loans comes principally from commercial banks, savings and loan associations and savings banks, mortgage banking companies (many of which are subsidiaries of major commercial banks), insurance companies and other institutional lenders. Its most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks, credit unions and other financial institutions. Competition may increase as a result of interstate banking laws now in effect or that may be in effect in the future. The Bank faces additional competition for deposits from short-term money market mutual funds and other corporate and government securities funds. Many of the Bank's competitors, whether traditional financial institutions or otherwise, have much greater financial and marketing resources than those of the Bank.

The Bank competes for loans principally through low interest rates and loan fees, and the efficiency and quality of service it provides borrowers through the automation of the lending operation. The Bank has placed major emphasis on superior service and timely responses to loan applications. The Bank competes for deposits through pricing and the offering of a variety of deposit accounts.

   (ix)  PERSONNEL
At December 31, 1996, the Bank had 359 employees, of whom 205 were full-time and 154 were part-time. The employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be excellent.

   (x)   REGULATION AND SUPERVISION
        (a)  GENERAL
The Bank is a New Jersey-chartered stock savings bank, the accounts of which are insured by the FDIC, and as such is subject to regulation, supervision and examination by the Commissioner of Banking and the FDIC. As a bank holding company, the activities of the Corporation and the Bank are subject to FRB regulation and examination. The Corporation is also subject to the reporting requirements of the Securities Exchange Commission ("SEC").The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on the Bank. It is intended only to briefly summarize some material provisions. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions involved. A change in applicable law or regulations may have a material effect on the Bank's business. In this regard, it should be noted that there have been numerous statements by legislative, regulatory and industry officials regarding the potential for legislative and regulatory changes.

        (b)  NEW JERSEY LAW
The New Jersey Department of Banking (the "Banking Department") regulates the Bank's internal organization as well as its deposit, lending and investment activities. The Commissioner of Banking must approve, among other things, changes to the Bank's certificate of incorporation, the establishment or relocation of branch offices, mergers and acquisitions, and the issuance of stock. In addition, the Banking Department conducts periodic examinations of the Bank.

As a result of changes in federal and state laws, savings banks may engage in commercial bank activities. Under New Jersey Banking Law, the Bank also has the leeway authority to invest up to the lesser of 3% of the Bank's total assets or 50% of its capital in any type of asset. Further, savings banks have been granted parity with commercial banks with respect to the origination of commercial loans, subject to an aggregate 10% of total assets limitation unless the Commissioner's approval is received to exceed such limitation.

The exercise by an FDIC-insured savings bank of the lending and investment powers of a savings bank under the New Jersey Banking Law are limited by FDIC regulations and other federal law and regulations. The activities of the Corporation and its non-banking subsidiaries are limited by the BHCA. In particular, the applicable provisions of New Jersey Banking law and regulations governing the investment authority and activities of an FDIC insured state-chartered savings bank, have been effectively limited by the Federal Deposit Insurance Corporation Improvement Act of 1991 and the FDIC regulations issued pursuant thereto. See "Federal Deposit Insurance Corporation Improvement Act of 1991 - Restrictions of State Chartered Banks."

The New Jersey Banking Law also restricts the payment of dividends by the Bank. See note 17 of Notes to Consolidated Financial Statements contained in Item 8. "Financial Statements and Supplementary Data" of this report.

        (c) THE FINANCIAL INSTITUTIONS REFORM, RECOVERY AND ENFORCEMENT ACT OF 1989
On August 9, 1989, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") was enacted. Although the primary emphasis of the law was to recapitalize and restructure the regulation and insurance of the savings and loan industry, certain provisions do affect banks and the FDIC-insured savings banks. Notably, FIRREA abolished the Federal Savings and Loan Insurance Corporation and required that the FDIC establish two separate deposit insurance funds, the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"). Banks, including state chartered savings banks, are insured under the BIF. "Savings associations" (i.e. savings and loan associations) are insured under the SAIF. Under FIRREA, the SAIF insured deposits acquired from any savings association may not be commingled with BIF insured deposits. Other provisions include authority to increase deposit insurance premiums, place restrictions on acceptance of brokered deposits and increase consumer-related disclosure requirements.

        (d)  FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENTS ACT OF 1991
On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") became law. FDICIA substantially revised various regulatory and funding provisions of the Federal Deposit Insurance Act ("FDIA") and other Federal banking laws. Among other things, FDICIA requires the Federal banking agencies to take prompt corrective action with respect to depository institutions which do not meet minimum capital standards.

The FDIC adopted regulations which establish a scheme for prompt regulatory corrective action with respect to depository institutions that do not meet minimum capital requirements. The "prompt corrective action" regulations establish five categories of depository institutions: (1) well capitalized, (2) adequately capitalized, (3) undercapitalized, (4) significantly undercapitalized and (5) critically undercapitalized. Each category relates to the level of capital for the depository institution so that:

        (1) a well capitalized depository institution is one which significantly exceeds the minimum level required by regulation (i.e., a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater);

        (2) an adequately capitalized depository institution is one which meets the minimum level required by regulation and does not meet the "well-capitalized" institution definition (i.e., a total risk-based capital ratio of 8% or greater, a Tier 1 riskbased capital ratio of 4% or greater, and a leverage ratio of 4% or greater);

        (3) an undercapitalized depository institution is one with a total risk-based capital ratio of less than 8%, a Tier 1 riskbased capital ratio of less than 4% or a leverage ratio of less than 4% (unless such institution is currently rated composite 1 under the CAMEL rating system which would lower the leverage ratio threshold to 3%);

        (4) a significantly undercapitalized depository institution is one with a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3% or a leverage ratio of less than 3%, and

        (5) a critically undercapitalized depository institution is one with a leverage ratio of 2% or less.

The FDIC "prompt corrective action" regulations provide for significant restrictions on the business activities of depository institutions which have become undercapitalized including restrictions on interest rates to be paid on deposits, restrictions on asset growth and restrictions on availability of sources of liquidity. In addition, these regulations provide the appropriate regulatory agency with significant authority to take regulatory action with respect to undercapitalized, significantly undercapitalized, and critically undercapitalized depository institutions. Under the capital ratio categories established by the "prompt corrective action" regulations adopted pursuant to FDICIA, the Bank would be considered to be "well capitalized" at December 31, 1996.

In general, under FDICIA no bank is permitted to make capital distributions or pay management fees to its parent bank holding company if, after making such distribution or payment, such bank would be undercapitalized. An undercapitalized bank must submit a capital restoration plan guaranteed by its parent company. The liability of the parent company under any such guarantee is limited to the lesser of 5% of the bank's assets at the time it became undercapitalized, or the amount needed to comply with the plan. An undercapitalized bank also is subject to limitations in numerous areas including, but not limited to: asset growth; acquisitions; branching; new business lines; acceptance of brokered deposits; and borrowing from Federal Reserve Banks. In addition, a significantly undercapitalized bank, or an undercapitalized bank that fails to submit or implement a capital restoration plan, can be required to, among other things: raise capital through the sale of stock; replace or improve management; limit or cease acceptance of correspondent bank deposits; restrict senior executive compensation; and limit capital inter-affiliate transactions. The parent bank holding company of such a bank can be required to limit capital distributions and to divest any non-depository subsidiaries in danger of insolvency or likely to significantly dissipate the assets or earnings. A critically undercapitalized bank is further subject to restrictions on: payments of principal or interest on subordinated debt; investments; expansion; acquisitions or sales of assets; extending credit for highly leveraged transactions; paying excessive bonuses or compensation; amending its charter or by-laws; and making any material changes in accounting procedures. In addition, a critically undercapitalized bank is subject to the appointment of a receiver or conservator.

FDICIA requires financial institutions to take certain actions relating to their internal operations, including: providing annual reports on financial condition and management to the appropriate federal banking regulators, having an annual independent audit of financial statements performed by an independent public accountant and establishing an independent audit committee comprised solely of outside directors. FDICIA also imposes certain operational and managerial standards on financial institutions relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits.

RESTRICTIONS UPON STATE-CHARTERED BANKS. FDICIA added new Section 24 of the FDIA, which generally limits the activities and equity investments of state-chartered FDIC insured banks and their subsidiaries to those permissible for federally chartered national banks and their subsidiaries, unless such activities and investments are specifically exempted by Section 24 or consented to by the FDIC. In October 1992, the FDIC adopted final regulations governing the equity investments of such banks, effective on December 9, 1992, which generally prohibit equity investments by such banks and require the divestiture of such investments by December 19, 1996. Section 24 provides an exception for investments in common and preferred stocks listed on a national securities exchange or the shares of registered investment companies by a bank if (1) the bank held such types of investments during the 14 month period from September 30, 1990 through November 26, 1991,
(2) the state in which the bank is chartered permitted such investments as of September 30, 1991, and (3) the bank notifies the FDIC and obtains approval from the FDIC to make or retain such investments. Upon receiving such FDIC approval, an institution's investment in such equity securities will be subject to an aggregate limit up to its core capital. Section 24 also contains an exception for certain majority owned subsidiaries engaged in activities permissible for a national bank.

        (e)  INSURANCE OF DEPOSIT ACCOUNTS
The Bank's deposits are insured up to applicable limits by the FDIC under the BIF. The branch deposits acquired from Carteret Savings Bank and Mainstay Federal Savings were purchased under the Oakar amendment to FIRREA and they are insured by the FDIC under the SAIF fund. The Bank, at December 31, 1996, has approximately $484.1 million, adjusted attributable deposit amount, with respect to which it pays SAIF assessments.

The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measures. Under the risk-related premium schedule, the FDIC assigns, on a semiannual basis, each institution to one of three capital groups (well-capitalized, adequately-capitalized or under capitalized) and further assigns such institution to one of three subgroups within a capital group. The institutions's subgroup assignment is based upon the FDIC's judgment of the institution's strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to measuring the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10.0% or greater, a Tier 1 capital to risk-adjusted assets ratio of 6% or greater, and a Tier 1 leverage ratio of 5.0% or greater, are assigned to the well-capitalized group. At December 31, 1996, the Bank was classified as well-capitalized for purposes of calculating insurance assessments. Institutions are prohibited from disclosing the risk classification of the subgroup to which they have been assigned.

In August 1995, the FDIC adopted an amendment to the BIF risk-based assessment schedule that lowers the deposit insurance assessment rate for most (90% or more) commercial banks and other depository institutions with deposits insured by BIF to $.04 per $100 of insured deposits. On November 14,1995, the FDIC further reduced the BIF assessment rates to a range of $.00 per $100 of insured deposits (subject to a minimum annual premium of $2,000) for those institutions with the least risk to $.27 for every $100 of insured deposits for institutions deemed to have the highest risk, beginning January 1, 1996. At that time, the FDIC voted to retain the existing assessment rates for SAIF insurance premiums of $.23 for every $100 of deposits in the lowest risk-based premium category and $.31 for every $100 of insured deposits for institutions in the highest risk-based premium category. The reduced BIF assessment rates resulted in a substantial disparity in the deposit insurance premiums paid by BIF and SAIF members.

On September 30, 1996, the Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted into law, and it amended the FDIA in several ways to recapitalize the SAIF and reduce the disparity in the assessment rates for the BIF and the SAIF. The Funds Act authorized the FDIC to impose a special assessment on all institutions with SAIF-assessable deposits in the amount necessary to recapitalize the SAIF. As implemented by the FDIC, the special assessment was fixed, subject to adjustment, at 65.7 basis points of an institution's SAIF-assessable deposits, and the special assessment was paid on November 27, 1996. The special assessment paid by the Bank with respect to its SAIF-assessable deposits amounted to an after-tax charge of $1.8 million in the third quarter of 1996. In view of the recapitalization of the SAIF by the special assessment, the FDIC reduced the assessment rates for SAIF-assessable deposits. Beginning January 1, 1997, the schedules of assessment rates for the BIF and the SAIF were the same, ranging from 0 to 27 basis points.

In addition, the Funds Act also expanded the assessment base for the payments on the bonds ("FICO bonds") issued in the late 1980's by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation to include the deposits of both BIF- and SAIF-insured institutions beginning January 1, 1997. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits shall be one-fifth of the rate imposed on SAIF-assessable deposits. The annual rate of assessments for the payments on the FICO bonds for the semi-annual period beginning on January 1, 1997 is 0.0130% for BIF-assessable deposits and 0.0648% for SAIF-assessable deposits.

        (f)  REGULATORY CAPITAL REQUIREMENTS
The FDIC has issued regulations that require the Bank to maintain minimum levels of capital. The regulations establish a minimum leverage capital requirement of not less than 3.0% core capital to total assets for banks in the strongest financial and managerial condition, with a CAMEL Rating of 1 (the highest examination rating of the FDIC for banks). For all other banks, the minimum leverage capital requirement is 3% plus an additional cushion of at least 100 to 200 basis points. Core capital is comprised of the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than qualifying servicing rights). At December 31, 1996, the Bank's ratio of core capital to total assets was 7.9%, which exceeded the minimum leverage requirement.

The FDIC also requires that savings banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as core capital and supplementary capital) to risk weighted assets of 8% and core capital to riskweighted assets of 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight ranging from 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of core capital are equivalent to those discussed earlier under the 3% leverage requirement. The components of supplementary capital currently include cumulative perpetual preferred stock, perpetual preferred stock, mandatory convertible securities, subordinated debt, intermediate preferred stock and allowance for possible loan and lease losses. Allowance for possible loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At December 31, 1996, the Bank's core capital and total capital to risk-weighted assets was 16.6% and 17.0% respectively, which exceeded the FDIC risk-based capital requirements.

        (g)  LOANS-TO-ONE-BORROWER LIMITATIONS
With certain limited exceptions, a New Jersey chartered savings bank may not make loans or extend credit for commercial, corporate or business purposes (including lease financing) to a single borrower, the aggregate amount of which would be in excess of 15% of the bank's net worth. Loans may be made to a single borrower in amounts aggregating an additional 10% of the Bank's net worth if such loans are secured by qualifying collateral. The Bank currently complies with all applicable loans-to-one-borrower limitations.

        (h)  COMMUNITY REINVESTMENT ACT
Under the Community Reinvestment Act ("CRA"), as implemented by FDIC regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. FIRREA amended the CRA to require, effective July 1, 1990, public disclosure of an institution's CRA rating and require the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system which replaced the five-tiered numerical rating system. The Bank's latest CRA rating, received from the FDIC in August 1995, was "satisfactory."

In April 1995, the FDIC and the other federal banking agencies adopted amendments revising the CRA regulations. Among other things, the amended CRA regulations substitute for the prior process-based assessment factors a new evaluation system that would rate an institution based on its actual performance in meeting community needs. In particular, the system focuses on three tests:
(i) a lending test, to evaluate the institution's record of making loans in its service areas; (ii) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices. The amended CRA regulations also clarify how an institution's CRA performance would be considered during the application process.

        (i)  FEDERAL RESERVE SYSTEM
Under the FRB regulations, the Bank is required to maintain reserves against its transaction accounts (primarily checking and NOW accounts), non-personal money market deposit accounts, and non-personal time deposits. Because reserves must generally be maintained in cash or in non-interest bearing accounts, the effect of the reserve requirement is to increase the Bank's cost of funds. Institutions are permitted to designate and exempt $4.4 million of reservable liabilities from these reserve requirements. These regulations currently require reserves of 3% up to $49.3 million and 10% over $49.3 million on transaction accounts. Currently, no reserves are required on non-personal money market deposit accounts and on non-personal time deposits that have original maturities of less than one and one-half years. These amounts and percentages are subject to adjustment by the FRB. The Bank was in compliance with these requirements at December 31, 1996.

As part of the original agreement with the FRB, in order for the Corporation to receive approval for the acquisition of the Bank, the Corporation agreed not to engage in real estate investments or development activities. A bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the FRB has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services;
(iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; and (vi) making investments in corporations or projects designed primarily to promote community welfare.

Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extension of credit to the bank holding company or any of its subsidiaries, on investments in the stock or other securities of such holding company or its subsidiaries, and on the acceptance of such stocks or securities as collateral for loans. Moreover, subsidiaries of bank holding companies are prohibited from engaging in certain tie-in arrangements (with the holding company or any of its subsidiaries) in connection with any extension of credit, lease or sale of property or furnishing of services.

The Corporation is subject to examination, regulation and periodic reporting under the BHCA, as administered by the FRB. The FRB has minimum capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the FDIC for the Bank. The Corporation is in compliance with these requirements. See "Management's Discussion and Analysis of Financial Condition and Liquidity and Capital Resources" at Item 7. of this report.

The Corporation is required to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior FRB approval is required for the Corporation to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than 5% of any voting shares of such bank or bank holding company. This also applies to savings banks or holding companies for savings banks. See "Acquisition of the Corporation". In addition to the approval of the FRB, before any bank acquisition can be completed, prior approval thereof may also be required to be obtained from other agencies having supervisory jurisdiction over the bank to be acquired.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branching Act") passed by Congress and signed into law on September 29, 1994, significantly changed interstate banking rules. Pursuant to the interstate Banking and Branching Act, a bank holding company will be able to acquire banks in states other than its home state beginning September 29, 1995, regardless of applicable state law. Until such provisions are effective, interstate acquisitions by bank holding companies will continue to be subject to current state law restrictions.

The Interstate Banking and Branching Act also authorizes banks to merge across state lines, thereby creating interstate branches, beginning June 1, 1997. Under this legislation, each state may "opt out", thereby prohibiting interstate branching within its state, or to "opt in" at an earlier time, thereby allowing interstate branching within its state borders prior to June 1, 1997. Furthermore, a state may "opt-in" with respect to de novo branching, thereby permitting an out-of-state bank to open new branches, or without de novo branching, enter the state only by acquiring an existing bank. New Jersey has not passed enabling legislation to date. New Jersey law presently prohibits foreign banks from entering New Jersey unless the foreign bank first acquired a domestic bank in another state.

        (j)  ACQUISITION OF THE CORPORATION
Under the Federal Change in Bank Control Act ("CIBCA"), a notice must be submitted to the FRB if any person, or group acting in concert, seeks to acquire 10% or more of the Corporation's shares of Common Stock outstanding, unless the FRB finds that the acquisition will not result in a change in control of the Corporation.. Under the CIBCA, the FRB has 60 days within which to act on such notices, taking into consideration certain factors, including the financial and managerial resources of the acquired, the convenience and needs of the communities served by the Corporation and the Bank, and the anti-trust effects of the acquisition. Under the BHCA, any company would be required to obtain prior approval from the FRB before it may obtain control of the Corporation. Control is generally defined to mean the beneficial ownership of 25 percent or more of any class of voting securities of the Corporation.

        (k)  SECURITIES EXCHANGE ACT 1934
The Corporation's Common Stock is registered with the SEC under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). The Corporation is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

   (xi)  FEDERAL AND STATE TAXATION

        (a)  FEDERAL INCOME TAXATION

        GENERAL. The following discussion of tax matters is intended only as a summary and not a comprehensive description of the tax rules applicable to the Bank or the Corporation. Since January 1987, for Federal income tax purposes, the Bank reported its income and expenses on the accrual method of accounting. For Federal income tax purposes, the Corporation filed its consolidated federal income tax return with the Bank. The return is filed on a calendar year basis. The Bank is subject to the rules of Federal income taxation applicable to corporations.

The maximum corporate income tax rate for all income, including capital gains is 35% for taxable years beginning after September 30, 1987. The Bank was audited by the IRS for the taxable years through 1983. No material changes were required as a result of the audit, and the tax returns were accepted as filed.

        RECENT TAX LEGISLATION REGARDING TAX BAD DEBT RESERVES. Prior to the enactment, on August 20, 1996, of the Small Business Job Protection Act of 1996 (the "Small Business Act"), for federal income tax purposes, savings institutions such as the Bank, which met certain definitional tests primarily relating to their assets and the nature of their business, were permitted to establish tax reserves for bad debts and to make annual additions thereto, which additions could, within specified limitations, be deducted in arriving at their taxable income. The Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, could be computed using an amount based on a six-year moving average of the Bank's actual loss experience (the "Experience Method"), or a percentage equal to 8.0% of the Bank's taxable income (the "PTI Method"), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve.

Under the 1996 Act, the PTI Method was repealed and the Bank, as a "large bank" (one with assets having an adjusted basis of more than $500 million), will be unable to make additions to its tax bad debt reserve, will be permitted to deduct bad debts only as they occur and will be required to recapture (I.E., take into income) over a six-year period, beginning with the Bank's taxable year beginning January 1, 1996, the excess of the balance of its bad debt reserves (other than the supplemental reserve) as of December 31, 1995, over its "base year reserve," I.E., the balance of its reserves as of December 31, 1987 (or over a lesser amount if the Bank's loan portfolio decreased since December 31,
1987). However, under the 1996 Act, such recapture requirements will be suspended for each of the two successive taxable years beginning January 1, 1996, in which the Bank originates a minimum amount of certain residential loans during such years that is not less than the average of the principal amounts of such loans made by the Bank during its six taxable years preceding January 1, 1996.

        DISTRIBUTIONS. To the extent that the Bank makes "nondividend distributions" to shareholders, such distributions will be considered to result in distributions from the Bank's base year reserve to the extent thereof and then from its supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in the Bank's taxable income. Nondividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not constitute nondividend distributions and, therefore, will not be included in the Bank's income.

The amount of additional taxable income created from a nondividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, approximately one and one-half times the nondividend distribution would be includable in gross income for federal income tax purposes, assuming a 34% federal corporate income tax rate.

        CORPORATE ALTERNATIVE MAXIMUM TAX. The Internal Revenue Code of 1986, as amended (the "Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by net operating losses. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. Thus, the Bank's AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modifications) over $2.0 million is imposed on corporations, including the Bank, whether or not an Alternative Maximum Tax ("AMT") is paid. The Bank does not expect to be subject to the AMT. The Bank was subject to an environmental tax liability for the year ended [December 31, 1995 which was not material.] Under President Clinton's fiscal year 1998 budget proposal, as submitted to Congress on February 6, 1997 ("President Clinton's Proposal"), the corporate environmental income tax would be reinstated for taxable years beginning after December 31, 1996 and before January 1, 2008.

        DIVIDENDS-RECEIVED DEDUCTION AND OTHER MATTERS. The Corporation may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Corporation and the Bank will not file a consolidated tax return, except that if the Corporation or the Bank owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted. Under President Clinton's Proposal, the 70% dividends-received deduction would be reduced to 50% with respect to dividends paid after enactment of any such legislation.

        (b)  STATE TAXATION
The Bank is taxed under the New Jersey Savings Institution Tax Act. The tax is an annual privilege tax imposed at a rate of 3% on the net income of the Bank as reported for Federal income tax purposes, with certain modifications. The Corporation is taxed under the New Jersey Corporation Business Tax Act, and if it meets certain tests, would be taxed as an investment company at an effective annual rate of 2.25% of New Jersey Taxable Income (as defined). If it fails to meet such test, it will be taxed at an annual rate of 9.00% for the taxable year ending December 31, 1994 and thereafter of New Jersey Taxable Income. It is anticipated, based upon representations of the Corporation regarding its future holdings and operations, that the Corporation will be taxed as an investment company.

ITEM 2. PROPERTIES

The Bank conducts its business through fifteen retail banking offices, a computer center, a lending center and administrative offices. The Bank owns its own data processing equipment and an ATM system. The following table sets forth certain information relating to each of the Bank's offices. The net book value of the Bank's premises and equipment at December 31, 1996 was $10.8 million.

OWNED PROPERTIES                                         (DOLLARS IN THOUSANDS)
----------------
                                                          NET BOOK VALUE AS OF
LOCATION                            YEAR OPENED             DECEMBER 31, 1996
--------                            -----------           --------------------
ADMINISTRATIVE MAIN OFFICE:             1917                      $1,720
210 Smith St
Perth Amboy (1)

571 Florida Grove Rd.                   1968                         1,079
Woodbridge (2)

Bordentown Ave. & Route 9               1973                           815
Sayreville

1197  Amboy Ave.                        1975                         1,315
Edison

541 Rahway Ave.                         1978                           570
Woodbridge

587 Main St.                            1980                           689
Woodbridge

160 Main St.                            1990                           755
Matawan (3)

36 Monmouth St.                         1992                           540
Red Bank (4)

Computer Center &
 Loan Administration                    1981                           870
319 Maple St.
Perth Amboy
--------------------------------------------------------------------------------
TOTAL                                                               $8,353
--------------------------------------------------------------------------------

LEASED PROPERTIES
-----------------
                                                 EXPIRATION                LEASE RENEWAL               NET LEASEHOLD
LOCATION                                            DATE                          OPTION               IMPROVEMENTS
--------                                         ----------                -------------               -------------

Route 9 & South St., Freehold (5)                   2/28/99                one 5 year option            $       147

Route 35 & Poole Ave., Hazlet                       7/27/03                none                                 540

Route 70 & Chambersbridge Rd.
Bricktown                                           3/31/04                one 10 year option                   316

Mule Rd &  Route 37 East, Toms River               10/31/01                one 5 year option                    138

Route 9 & Route 571, Toms River (6)                 2/28/01                one 10 year option                   132

Route 70 & Colonial Drive, Lakehurst                7/31/99                three 5 year options                 145

3500 US Highway 9, Old Bridge                       3/31/01                three 5 year terms                    60
------------------------------------------------------------------------------------------------------------------------
Total                                                                                                     $   1,478
------------------------------------------------------------------------------------------------------------------------

(1) Includes a parking lot for the Bank.
(2) Relocated in 1989 to current address.
(3) Purchase from Carteret Savings Bank as part of the Branch acquisition.
(4) Purchase of Mainstay Federal Savings Bank from the Resolution Trust Company.
(5) Relocated in 1993 to current address.
(6) Relocated in 1996 to current address.

ITEM 3. LEGAL PROCEEDINGS

The Bank is involved in routine legal proceedings occurring in the ordinary course of business, which in the aggregate are believed by management to be immaterial to the financial condition of the Bank.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE CORPORATION

See Part III, Item 10 of this report.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS


The Corporation's Common Stock is traded over-the-counter and is quoted on the Nasdaq National Market under the symbol "BKCO". At December 31, 1996 there were 1,034 holders of record of the Corporation's Common Stock.

The following table sets forth the high and low sales prices per share of the common stock, as reported on the Nasdaq National Market, as well as dividend information regarding dividends per share declared during such periods.





1996                                                                    High             Low           Dividends
Quarter ended December 31, 1996................................        $20.63           $18.25         $0.16
Quarter ended September 30,1996................................         19.50            17.25          0.16
Quarter ended June 30, 1996....................................         17.50            16.88          0.16
Quarter ended March 31, 1996...................................         17.38            16.38          0.14
                                                                                                        ----
                                                                                                       $0.62





1995                                                                    High             Low           Dividends
Quarter ended December 31, 1995................................        $18.25           $16.25         $0.14
Quarter ended September 30, 1995...............................         18.78            16.25          0.14
Quarter ended June 30, 1995....................................         17.50            16.13          0.12
Quarter ended March 31, 1995...................................         16.38            13.25          0.12
                                                                                                       -----
                                                                                                       $0.52


See note 17 of Notes to Consolidated Financial Statements contained in Item 8. "Financial Statements and Supplementary Data" of this report for a discussion of the restrictions on the Corporation's and the Bank's ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial and other data of the Corporation set forth below is derived in part from, and should be read in conjunction with, the Financial Statements of the Corporation and Notes thereto contained elsewhere in this report.

Five Year Financial Comparison

                                                        FINANCIAL CONDITION DATA
(dollars in thousands)
                                                           1996             1995           1994           1993            1992
Total assets.........................................   $2,459,784      $1,901,915     $1,756,717     $1,622,262      $1,509,010
Total loans, net.....................................    1,665,638       1,313,259      1,220,855      1,117,419       1,013,871
Mortgage and asset-backed securities, net............      681,518         460,574        396,198        330,732         299,530
Securities available for sale........................       34,181               0              0              0           4,906
Investment securities................................       25,961          66,831         82,271        117,804         126,987
Total deposits.......................................    1,629,062       1,631,254      1,453,534      1,375,989       1,339,720
Short-term borrowings................................      614,090          67,245        115,766         68,952               0
Total stockholders' equity...........................      192,877         186,938        172,005        161,126         152,392


                                                   SUMMARY STATEMENT OF OPERATING DATA

(dollars in thousands)
                                                            1996            1995           1994           1993            1992
Total interest income...............................      $153,105        $129,265       $106,602       $100,965        $112,728
Total interest expense..............................        90,879          73,818         51,123         47,840          58,594
                                                          --------        --------       --------       --------        --------
Net interest income                                         62,226          55,447         55,479         53,125          54,134
Provisions for loan losses...........................       (3,950)         (5,500)        (3,970)        (2,040)         (5,600)
                                                          --------        --------       --------       --------        --------
Net interest income after provision for
  loan losses........................................       58,276          49,947         51,509         51,085          48,534
                                                          --------        --------       --------       --------        --------
Total other income...................................        2,141             739          1,683          3,894           5,890
                                                          --------        --------       --------       --------        --------
Total other expense..................................       22,591          19,999         21,130         21,444          19,883
                                                          --------        --------       --------       --------        --------
Income before tax expense and cumulative effect of
     accounting changes..............................       37,826          30,687         32,062         33,535          34,541
Income tax expense...................................       13,501          10,683         11,058         12,067          12,326
Net income before cumulative                              --------        --------       --------       --------        --------
     effect of accounting changes....................     $ 24,325        $ 20,004       $ 21,004       $ 21,468        $ 22,215
                                                          ========        ========       ========       ========        ========
Net income...........................................     $ 24,325        $ 20,004       $ 21,004       $ 21,468        $ 20,357
                                                          ========        ========       ========       ========        ========

                                                           PER SHARE DATA (1)

                                                              1996             1995           1994            1993           1992
  Earnings (fully diluted)
     Before cumulative effect of change in accounting
        principle...................................         $1.90            $1.51          $1.56           $1.56          $1.50
     After cumulative effect of change in accounting
        principle...................................          1.90             1.51           1.56            1.56           1.38
  Book Value Per Common Share.......................         15.58            14.47          13.30           12.22          11.19
  Common Stock Closing Price at year-end............         20.125           16.25          13.375          13.75          11.23

                                                               OTHER DATA

                                                             1996            1995           1994            1993          1992
Return on average assets (2).........................        1.13%           1.11%          1.25%           1.38%          1.48%
Return on average equity (2).........................       13.04           11.23          12.56           14.09          15.18
Average equity to average assets.....................        8.65            9.87           9.99            9.76           9.75
Equity to assets at period end.......................        7.84            9.83           9.79            9.93          10.10
Interest rate spread for period......................        2.48            2.64           3.03            3.14           3.24
Net yield on average interest-earning
  assets.............................................        2.96            3.16           3.42            3.52           3.72
Non-performing assets to total assets at
  period end.........................................        1.18            1.71           2.05            2.50           2.77
Average interest-earning assets to average
  interest-bearing liabilities.......................        1.11x           1.12x          1.12x           1.12x          1.12x
Other expenses to average
  assets.............................................        1.05%           1.11%          1.26%           1.37%          1.32%
Net interest income, after provision for
  loan losses, to other expenses.....................        2.58x           2.50x          2.44x           2.38x          2.44x
Number of full service offices.......................          15              14             14              13             13

(1) Per share data and closing price are computed and/or restated giving effect to the 10% stock dividend declared in November 1992, the 2 for 1 stock split declared in October 1993 and the 20% stock dividend declared in June 1994.
(2) The 1992 results are before the cumulative effect of change in accounting principal resulting from adoption of SFAS No. 109 and No. 106 in 1992.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


In March 1990, the Bank converted from a mutual savings bank to a stock savings bank and simultaneously formed the Corporation as its parent holding company. The Bank is the only operating subsidiary of the Corporation.

The Bank's operating results depend primarily upon the net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and investments, and the cost of the Bank's interest-bearing liabilities, primarily deposit accounts. A major factor in the Bank's strong net operating results is its efficiency and low operating costs represented by the Bank's efficiency ratio of 28.4% (excluding intangible amortization, OREO expenses/losses, provisions for loan losses and a one-time SAIF assessment) for the year ended December 31, 1996.

In February 1997, the Corporation entered into a definitive merger agreement with Sovereign Bancorp, Inc. (Sovereign). For a more complete discussion of the proposed merger with and into Sovereign, see Part I, Item 1. "Business" of this report.

ASSET-LIABILITY MANAGEMENT

Since 1983, the Bank focused on originating one-year adjustable-rate mortgage loans and has expanded its consumer loan programs by featuring open-end home equity lines at floating rates based on the prime rate announced by large New York-based commercial banks. It has been the Bank's policy to sell a substantial portion of all fixed-rate loans originated since 1983, either in whole or in securitized form, while retaining servicing. The Bank has also purchased mortgage-backed securities with adjustable interest rates or with substantial projected short-term cash-flows. As a result of its business strategy, the Bank has, over the years, significantly reduced its vulnerability to interest rate risk.

Interest rate risk may be analyzed by examining the extent to which assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between interest-earning assets maturing or repricing within a specific time period and interest-bearing liabilities maturing or repricing within that time period. In general, rising interest rates will have an adverse effect on an institution with a negative interest rate sensitivity gap (i.e., with interest-bearing liabilities exceeding interest earning assets) at specified time periods.

The following table sets forth the amounts of the interest-earning assets and interest-bearing liabilities outstanding as of December 31, 1996, which are anticipated by the Corporation, based on certain assumptions, to reprice or mature in each of the future time periods shown. Except for the assumptions stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of the asset or liability. The table assumes a 20% prepayment rate for up to 10 years for mortgage loans, home equity loans and mortgage-backed securities including collateralized mortgage obligations. Loans and mortgage-backed securities that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change. Assets in a non-accrual status are excluded. The Bank has assumed that its interest-bearing NOW accounts, money market deposit accounts ("MMDA"), savings and club deposits, which totaled $82.4 million, $97.6 million and $165.8 million, respectively, at December 31, 1996 are withdrawn at the following rates; 17.00%, 8.50%, 8.50%, 16.00%, 14.00% and 100.00% of the cumulative declining balance of such accounts during the periods shown. Liquid investment accounts ("LIA") which are MMDA accounts requiring a $25,000 balance, are assumed to reprice within one year.

ASSET-LIABILITY MANAGEMENT GAP TABLE
                                                ONE      MORE THAN     MORE THAN    MORE THAN  MORE THAN
                                               YEAR      1 YEAR TO    2 YEARS TO   3 YEARS TO  5 YEARS TO      OVER 10
(dollars in thousands)                       OR LESS      2 YEARS       3 YEARS      5 YEARS    10 YEARS         YEARS        TOTAL
INTEREST-EARNING ASSETS:
Mortgage loans and home equity loans(1)... $1,046,638   $  244,454   $  202,639   $  135,192  $    5,020    $    1,023    $1,634,966
Loans held for sale(1)....................      8,916            0            0            0           0             0         8,916
Other consumer loans(1)...................      6,234          305          372           95           0             0         7,006
Mortgage and asset-backed securities......    455,165       46,904       58,464       43,558      52,101        25,325       681,517
Investment securities.....................     20,905          550          400        1,993         200         1,913        25,961
Securities available for sale.............     34,181            0            0            0           0             0        34,181
                                           ----------   ----------   ----------   ----------  ----------    ----------    ----------
Total interest-earning assets(1).......... $1,572,039   $  292,213   $  261,875   $  180,838  $   57,321    $   28,261     2,392,547
                                           ----------   ----------   ----------   ----------  ----------    ----------    ----------
INTEREST-BEARING LIABILITIES:
NOW and Super NOW accounts................ $   14,010   $    5,814   $    5,320   $    9,163  $    6,734    $   41,370    $   82,411
Money market deposit accounts.............     16,594        6,887        6,301       10,853       7,977        49,002        97,614
Liquid investment accounts................    321,967            0            0            0           0             0       321,967
Savings and club accounts.................     28,183       11,696       10,702       18,432      13,547        83,220       165,780
Time accounts.............................    769,576      101,519       39,585            0           0             0       910,680
Securities sold u/a/r & Fed funds purchased   614,090            0            0            0           0             0       614,090
                                           ----------   ----------   ----------   ----------  ----------    ----------    ----------
Total interest-bearing liabilities........ $1,764,420   $  125,916   $   61,908   $   38,448  $   28,258    $  173,592    $2,192,542
                                           ----------   ----------   ----------   ----------  ----------    ----------    ----------
Interest sensitivity gap per period.......  ($192,381)  $  166,297   $  199,967   $  142,390  $   29,063     ($145,331)   $  200,005
                                           ==========   ==========   ==========   ==========  ==========    ==========    ==========
Cumulative interest sensitivity gap(2)....  ($192,381)    ($26,084)  $  173,884   $  316,275    $345,338    $  200,007
                                           ==========   ==========   ==========   ==========  ==========    ==========
Cumulative gap as a percent of total assets      -7.8%        -1.1%         7.1%        12.9%       14.0%          8.1%

Cumulative interest-sensitive assets as a percent of
interest-sensitive liabilities............       89.1%        98.6%       108.9%       115.9%      117.1%        109.1%

(1)Excludes assets in a non-accrual status.
(2)If all NOW, MMDA and savings and club accounts were assumed to reprice within one year, the one year cumulative interest sensitivity gap would have been ($479,399) or (19.5%) of total assets.

The preceding table does not necessarily indicate the impact of general interest rate movements on the Bank's net interest income because the repricing and/or prepayments of various assets and liabilities is discretionary and is subject to competitive and other pressures. As a result, assets and liabilities indicated as repricing within the same period may in fact reprice at different times and at different rate levels. The Bank's loan and investment portfolio yields may adjust more slowly to interest rate changes than its cost of funds because of the timing of the repricing of its interest-earning assets, i.e., fixed time periods to the next interest rate adjustment or maturity date together with the potentially restrictive periodic interest rate caps. Moreover, measurement of interest rate sensitivity is dependent on the assumptions with respect to loan prepayments and core deposit decay rates.

ANALYSIS OF NET INTEREST INCOME

Net interest income, the primary contributor to earnings, represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table sets forth certain information relating to the Bank's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily or month-end balances. Management does not believe that the use of the month-end balances instead of daily average balances caused any material difference in the information presented.

ANALYSIS OF NET INTEREST INCOME                       1996                           1995                            1994
                                         AVERAGE               YIELD/   AVERAGE               YIELD/    AVERAGE              YIELD/
(dollars in thousands)                   BALANCE    INTEREST    COST    BALANCE    INTEREST    COST     BALANCE    INTEREST   COST
ASSETS:
Interest-earning assets
   Mortgage loans, net  (1) (2) (3)..  $1,471,517  $  109,460  7.44%  $1,219,509  $   91,278   7.48%  $1,140,887  $   75,212  6.59%
   Home equity loans, net  (1).......      46,465       4,259  9.17       45,143       4,516  10.00       46,830       3,899  8.33
   Other consumer loans, net (1).....       5,685         402  7.07        5,845         473   8.09        6,276         478  7.62
                                       ----------  ----------         ----------  ----------          ----------  ----------
     Total net loans ................   1,523,667     114,121  7.49    1,270,497      96,267   7.58    1,193,993      79,589  6.67
                                       ----------  ----------         ----------  ----------          ----------  ----------
Mortgage and asset-backed securities.     501,229      33,642  6.71      404,359      26,949   6.66      323,221      19,106  5.91
                                       ----------  ----------         ----------  ----------          ----------  ----------
Taxable investment securities........      76,479       5,112  6.68       72,591       5,468   7.53      101,678       7,724  7.60
   Non-taxable investment securities (4)      980          61  6.22          986          61   6.19        1,140          71  6.23
   Short-term investments............       1,552          87  5.61        5,748         354   6.16          164           7  4.27
   Federal funds sold................       1,541          82  5.32        2,720         166   6.10        2,767         105  3.79
                                       ----------  ----------         ----------  ----------          ----------  ----------
     Total investment portfolio......      80,552       5,342  6.63       82,045       6,049   7.37      105,749       7,907  7.48
                                       ----------  ----------         ----------  ----------          ----------  ----------
     Total interest-earning assets...   2,105,448     153,105  7.27    1,756,901     129,265   7.36    1,622,963     106,602  6.57
Non-interest-earning assets..........      49,315  ----------             48,324  ----------              50,858  ----------
                                       ----------                     ----------                      ----------
     Total...........................  $2,154,763                     $1,805,225                      $1,673,821
                                       ==========                     ==========                      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities
   Savings and club accounts........   $  174,000  $    4,551  2.62%  $  190,097  $    5,078   2.67%  $  220,137  $    5,613  2.55%
   Time accounts....................      928,273      50,170  5.40      903,399      48,890   5.41      745,661      30,311  4.06
   NOW and money market accounts....      479,637      18,637  3.89      405,425      15,865   3.91      385,005      11,042  2.87
   Short-term borrowings............      315,236      17,521  5.56       66,451       3,985   6.00       92,473       4,103  4.44
   ESOP debt........................            0           0                  0           0   0.00          754          54  7.16
                                       ----------  ----------         ----------  ----------          ----------  ----------
    Total interest-bearing liabilities  1,897,146      90,879  4.79    1,565,372      73,818   4.72    1,444,030      51,123  3.54
Non-interest-bearing demand deposits               ----------                     ----------                      ----------
   and other deposits...............       59,218                         55,752                          56,868
Other liabilities...................       11,919                          5,905                           5,693
                                       ----------                     ----------                      ----------
    Total liabilities..............     1,968,283                      1,627,029                       1,506,591
Stockholders' Equity................      186,480                        178,196                         167,230
                                       ----------                     ----------                      ----------
    Total..........................    $2,154,763                     $1,805,225                      $1,673,821
                                       ==========                     ==========                      ==========
Net interest income/interest
    rate spread (5)                                $   62,226  2.48               $   55,447   2.64               $   55,479  3.03
                                                   ----------                     ----------                      ----------
Net earning assets/net yield on average
   interest-earning assets (6)......   $  208,302              2.96   $  191,529               3.16   $  178,933              3.42
                                       ==========                     ==========                      ==========
Ratio of interest-earning assets to interest-
   bearing liabilities..............                           1.11x                           1.12x                          1.12x

(1) Average balances include loans which are delinquent 120 days or more and not accruing interest.
(2) Net loan origination and commitment fees included in interest income were $279,000, $302,000 and $385,000 for the years ended December 31, 1996,1995, and 1994, respectively.
(3) Includes one to four-family, multi-family and commercial real estate and construction loans and conventional mortgage loans available for sale.
(4) No tax equivalent adjustments have been made.
(5) Interest rate spread represents the difference between average rate earned on interest-earning assets and average rate paid on interest-bearing liabilities.
(6) Net yield on average interest-earning assets represents net interest income as a percentage of average interest-earning assets.

RATE/VOLUME ANALYSIS

Net interest income can also be analyzed in terms of the impact of changing rates and changing volumes. The following table describes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Bank's interest income and interest expense during the years indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rates multiplied by prior volume) and (iii) the net change. Changes attributable to the combined impact of volume and rate have been allocated proportionately to changes due to volume and changes due to rate.


Rate/Volume Analysis
                                                       Year Ended                            Year Ended
                                                    December 31,1996                    December 31, 1995
                                                Compared With Year Ended            Compared With Year Ended
                                                    December 31, 1995                   December 31, 1994
                                                   Increase (Decrease)                  Increase (Decrease)
                                                         Due to                                Due to
                                                       Change in                             Change In
(dollars in thousands)                     Volume         Rate          Net       Volume        Rate           Net
Interest and dividend income on:
   Mortgage loans, net ................  $   18,675   $     (493)  $   18,182   $    5,420   $   10,646   $   16,066
   Home equity loans, net .............         129         (386)        (257)        (145)         762          617
   Other consumer loans, net ..........         (13)         (58)         (71)         (34)          29           (5)
                                         ----------   ----------   ----------   ----------   ----------   ----------
   Total loans net ....................      18,791         (937)      17,854        5,241       11,437       16,678
   Mortgage and asset-backed securities       6,490          203        6,693        5,202        2,641        7,843
   Taxable investment securities ......         282         (638)        (356)      (2,192)         (64)      (2,256)
   Non-taxable investment securities ..           0            0            0          (10)           0          (10)
   Short-term investments .............        (238)         (29)        (267)         343            4          347
   Federal funds sold .................         (65)         (19)         (84)          (2)          63           61
                                         ----------   ----------   ----------   ----------   ----------   ----------
   Total ..............................      25,260       (1,420)      23,840        8,582       14,081       22,663
                                         ----------   ----------   ----------   ----------   ----------   ----------
Interest expense on:
   Savings and club accounts ..........        (432)         (95)        (527)        (793)         258         (535)
   Time accounts ......................       1,369          (88)       1,281        7,240       11,339       18,579
   NOW and money market accounts ......       2,854          (82)       2,772          613        4,210        4,823
   Short-term borrowings ..............      13,849         (313)      13,536       (1,335)       1,217         (118)
   ESOP debt ..........................           0            0            0          (54)           0          (54)
                                         ----------   ----------   ----------   ----------   ----------   ----------
   Total ..............................      17,640         (578)      17,062        5,671       17,024       22,695
                                         ----------   ----------   ----------   ----------   ----------   ----------
Net change in interest income .........  $    7,620   ($     842)  $    6,778   $    2,911   ($   2,943)  ($      32)
                                         ==========   ==========   ==========   ==========   ==========   ==========




COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1996 AND DECEMBER 31, 1995

Total assets increased by $557.9 million to $2.5 billion at December 31, 1996, representing an increase of 29.3%. Total loans for the year increased $350.8 million or 26.6% to $1.7 billion at December 31, 1996 compared to an increase of $92.4 million or 7.5% to $1.3 billion at December 31, 1995.

Total mortgage and asset-backed securities increased $220.9 million or 48.0% to $681.5 million at December 31, 1996 compared to $460.6 at December 31, 1995.

Total deposits decreased by $2.2 million to $1.629 billion at December 31, 1996 compared to $1.631 billion at December 31, 1995. During 1996, time accounts decreased by $43.5 million to $910.7 million at December 31, 1996 compared to $954.2 million at December 31, 1995. The decrease in time deposits was offset by an increase in demand and savings deposits by $41.3 million to $718.4 million at December 31, 1996 compared to $677.1 million at December 31, 1995.

The Corporation in 1996 utilized borrowings as a major source of funds for its asset growth. Total borrowings which consist primarily of reverse repurchase agreements totaled $614.1 million at December 31, 1996 compared to $67.2 million at December 31, 1995.

COMPARISON OF OPERATING RESULTS
 YEARS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

   GENERAL. The Corporation's net income for 1996 increased $4.3 million to $24.3 million compared to $20.0 million for the prior year. Earnings for 1996 included net gains on sales of securities and loans totaling $26,000 compared to net losses totaling $1.6 million for 1995. Core earnings prior to taxes, which excludes gains (losses) on sales, totaled $37.8 million and $32.3 million for years ended December 31, 1996 and 1995, respectively. The $5.5 million increase in core earnings was due to a $6.8 million increase in net interest income to $62.2 million for the year ended December 31, 1996 compared to $55.4 million for the year ended December 31, 1995. The increase in core earnings was also due to a $1.5 million reduction in the provision for loan losses to $4.0 million for the year ended December 31, 1996 from $5.5 million for the year ended December 31, 1995, offset by a onetime FDIC assessment charge of $2.8 million to recapitalize the SAIF. The increase in net interest income was primarily due to the growth in earning assets partially offset by a narrowing in the average interest rate spread of 2.48% for the year 1996 compared to 2.64% for the year 1995.

   INTEREST INCOME. Total interest income increased by $23.8 million or 18.4% to $153.1 million for the year 1996 compared to $129.3 million for the year 1995. Interest income increased due primarily to loans and mortgage-backed securities, where the primary contributor was volume, offset to a small extent by a rate decline in interest earning assets.

   INTEREST EXPENSE. Total interest expense on deposits increased by $3.5 million or 5.0% to $73.4 million for the year ended December 31, 1996 compared to $69.8 million for the same period in 1995. Interest expense increased due primarily to volume increases in higher cost time and money market accounts offset by volume decreases in lower cost savings accounts and decreases in deposit rates. Interest expense on short-term borrowings increased by $13.5 million to $17.5 million for the year 1996. This increase was the result of an increase in average balances partially offset by a decrease in interest rates paid.

   PROVISIONS FOR LOAN LOSSES. The provision for loan losses decreased by $1.5 million to $4.0 million for 1996 compared to $5.5 million for the prior year. The allowance for loan losses at December 31, 1996 was $6.6 million or 27.1% of non-performing loans compared to $8.1 million or 30.8% at December 31, 1995. Non-performing loans, which includes loans past due 90 days or more and still accruing and non-accrual loans decreased $2.0 million to $24.4 million or 1.5% of total loans at December 31, 1996 compared to $26.4 million or 2.0% at the prior year end. Non-performing loans are primarily secured by 1-4 family residential properties which represent $22.9 million or 93.9% of the total amount of non-performing loans at December 31, 1996. The remainder of the non-performing loans includes $258,000 and $1.2 million secured by multi-family and non-residential properties, respectively, and $9,000 in consumer loans. The average non-performing loan balance secured by real estate was approximately $105,000. The Bank continues to closely monitor the real estate market and the loan portfolio on an ongoing basis and makes adjustments to the allowance for loan losses based on the Bank's policy, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate allowance for loan losses to be adequate at December 31, 1996. However, additions to the allowance may be necessary based on changes in the economic conditions and other factors or as various regulatory agencies may require after an examination based on their judgment.

   OTHER INCOME. Other income excluding net gains on the sale of loans and securities of $26,000 totaled $2.1 million for the year ended December 31, 1996 and excluding net losses on the sale of loans and securities of $1.6 million totaled $2.4 million for the year ended December 31, 1995. The decrease in other income is primarily due to the reduction of service charges on demand deposit accounts and NOW accounts along with the reduction of commissions received on mortgage life and disability insurance. The reduction of service charges is the result of waived fees under a new relationship banking program.

   OTHER EXPENSE. Salaries and employee benefits for the year 1996 increased $174,000 or 2.0% primarily due to cost of living and merit increases. Amortization of intangibles for the year ended December 31, 1996 decreased $157,000 to $781,000 compared to $938,000 for the prior year. Amortization of the remaining intangibles totaling $3.3 million at December 31, 1996 will decrease to $640,000 and $538,000 for 1997 and 1998, respectively. The FDIC insurance premium for the year 1996 increased $1.6 million due to a special assessment levied by the FDIC to recapitalize the SAIF. This special assessment totaled $2.8 million and was partially offset by a reduced insurance premium on the Bank's deposits insured under the FDIC's Bank Insurance Fund ("BIF") from 23 basis points during the first five months of 1995 to zero thereafter. All other expenses increased by $1.0 million or 12.7% compared to the prior year. This increase was primarily due to the growth of mortgage loans purchased and serviced by others which necessitated a servicing fee totaling $1.6 million at December 31, 1996 compared to $733,000 at December 31, 1995.

   INCOME TAX EXPENSE. Income tax expense increased by $2.8 million to $13.5 million for the year 1996 compared to $10.7 million the prior year. This was attributable to an increase in taxable earnings.





COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1995 AND 1994

Total assets increased by $145.2 million to $1.902 billion at December 31, 1995 representing an increase of 8.3% for the year.

Total loans for the year increased $92.4 million or 7.5% to $1.321 billion at December 31, 1995, compared to an increase of $102.7 million or 9.1% for 1994. Total mortgage and asset-backed securities increased $64.4 million or 16.2% to $460.6 million at December 31, 1995. The securities purchased during 1995 totaled $144.3 million and were predominantly backed by adjustable rate mortgages.

COMPARISON OF OPERATING RESULTS FOR THE
YEARS ENDED DECEMBER 31, 1995, AND DECEMBER 31, 1994

   GENERAL. The Corporation's net income for 1995 decreased $1.0 million to $20.0 million compared to $21.0 million for 1994. Earnings for 1995 included net losses on sales of securities and loans totaling $1.6 million compared to $712,000 for 1994. Core earnings prior to taxes which excludes gains (losses) on sales, totaled $32.3 million and $32.8 million for years ended December 31, 1995 and 1994, respectively. The $450,000 decrease in core earnings was due to a $1.5 million increase in the provision for loan losses, partially offset by a $839,000 decrease in our FDIC Insurance premium and a $315,000 decrease in the amortization of intangibles. Net interest income remained virtually unchanged primarily due to an increase in average earning assets for 1995 compared to 1994 offset by a narrowing in the average interest rate spread of 2.64% for the year 1995 compared to 3.03% for the year 1994.

   INTEREST INCOME. Total interest income increased by $22.7 million or 21.3% to $129.3 million for the year 1995 compared to $106.6 million for the year 1994. Interest income increased due primarily to loans, wherein the primary contributor was rate, and mortgage-backed securities, where the primary contributor was volume, offset to an extent by a volume decline in taxable investment securities.

   INTEREST EXPENSE. Total interest expense on deposits increased by $22.9 million or 48.7% to $69.8 million for the year ended December 31, 1995 compared to the same period in 1994. Interest expense increased due primarily to rate and volume increases in higher cost time and money market accounts offset by volume decreases in lower cost savings accounts. Interest expense on short-term borrowings decreased $118,000 to $4.0 million for the year 1995. This decrease was the result of a decrease in average balances partially offset by an increase in interest rates paid.

   PROVISION FOR LOAN LOSSES. The provision for loan losses increased by $1.5 million to $5.5 million for 1995 compared to $4.0 million for 1994. Approximately 25% of the increase in the provision for loan losses relates to one borrowing relationship, with the remaining increase primarily due to deterioration of collateral value of loans in foreclosure during 1995. The allowance for loan losses at December 31, 1995 was $8.1 million or 30.8% of non-performing loans compared to $8.1 million or 26.1% at December 31, 1994. Non-performing loans which includes loans past due 90 days or more and still accruing and non-accrual loans, decreased $4.9 million to $26.4 million or 2.0% of total loans at December 31, 1995 compared to $31.3 million or 2.6% at December 31, 1994. Non-performing loans are primarily secured by 1-4 family residential properties which represent $23.5 million or 88.9% of the total at December 31, 1995. The remainder of the non-performing loans includes $2.1 million and $276,000 secured by multi-family and non-residential properties, respectively, $578,000 in construction loans and $34,000 in consumer loans. The average non-performing loan balance secured by real estate was approximately $114,000.

   OTHER INCOME. Other income excluding net losses on the sale of loans and securities of $1.6 million previously discussed totaled $2.4 million for both the year ended December 31, 1995 and the year ended December 31,1994.

   OTHER EXPENSE. Salaries and employee benefits for the year 1995 increased $199,000 or 2.3% primarily due to cost of living and merit increases. Amortization of intangibles for the year ended December 31, 1995 decreased $315,000 to $938,000 compared to $1.3 million for 1994. The FDIC insurance premium for the year 1995 decreased $839,000 due to a reduction of the insurance premium on the Bank's deposits insured under the BIF from 23 basis points to 4 basis points as of June 1, 1995. All other expenses decreased by $176,000 or 2.4% compared to 1994.

   INCOME TAX EXPENSE. Income tax expense decreased by $375,000 to $10.7 million for the year 1996 compared to $11.1 million for 1994. This was attributable to a decrease in taxable earnings.

LIQUIDITY AND CAPITAL RESOURCES

The Bank's liquidity is a measure of its ability to fund loans, withdrawals of deposits and other cash outflows in a cost-effective manner. The Bank's principal sources of funds are deposits, scheduled amortization and prepayments of loans and mortgage and asset-backed securities, sales of loans available for sale, borrowings, maturities of investment securities and short-term investments and other funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

Significant sources of funds in 1996 and 1995 were the return of principal on mortgage loans and mortgage-backed securities due to loan prepayments. Other significant sources of funds during 1996 were the net increase in short-term borrowing, the proceeds from maturities and calls of investments securities held to maturity and the net increase in demand and money market deposit accounts. Other significant sources of funds during 1995 were the net increase in time deposits and money market deposit accounts. The primary uses of funds during 1996 and 1995 were the origination and purchase of mortgage loans and mortgage-backed securities held to maturity. Other significant uses of funds during 1996 were a net decrease in time deposits, the purchase of securities available for sale and the purchase of investment securities held to maturity. Other significant uses of funds during 1995 were the net decrease in short-term borrowings. The Bank anticipates that it will have sufficient funds to meet its current commitments to originate mortgage loans and fund unused home equity lines which totaled $77.8 million at December 31, 1996. Certificates of deposit maturing within one year or less totaled $769.6 million. Management believes that a significant portion of such deposits will remain with the Bank.

During 1996, the Bank did not sell any securities available for sale. During 1995, the Bank sold securities available for sale for proceeds totaling $14.6 million resulting in net losses of $1.7 million. The Bank has not invested in long term bonds since 1983 and at December 31, 1996, the Bank held $2.1 million of investment securities with remaining maturities in excess of 5 years.

   During February 1994, a program to repurchase up to 720,000 shares (restated to reflect the 20% stock dividend declared in June 1994) or approximately 5% of the Corporation's common stock was announced, of which 396,220 were available to be purchased under such program at December 31, 1995. On February 18, 1996, the Corporation's Board of Directors authorized the repurchase of additional shares for a total to be repurchased of up to one million shares of the Corporations's common stock. The number of shares repurchased under these plans during 1996 was 620,913. There will be no further repurchases of common stock due to the signed definitive Merger Agreement with Sovereign. See note 2 of Notes to Consolidated Financial Statements contained in Item 8. "Financial Statements and Supplementary Data" of this report.

Stockholders' equity increased by $6.0 million to $192.9 million at December 31, 1996 compared to $186.9 million at December 31, 1995. This increase is primarily due to the retention of earnings and exercise of stock options totaling $262,000 offset by treasury stock repurchases aggregating $10.7 million and a $568,000 increase in unrealized losses on securities available for sale.

   The regulatory capital ratios of the Corporation and the Bank, its wholly owned subsidiary, are well in excess of those required by all regulatory authorities (see note 21 of Notes to Consolidated Financial Statements contained in Item 8. "Financial Statements and Supplementary Data" of this report). The Corporation's core capital and total capital to risk-weighted assets ratios were 16.9% and

17.2% and the Bank's were 16.6% and 17.0%, respectively, at December 31, 1996. The Corporation's and the Bank's tangible core capital to total assets ratios ("leverage ratio") at December 31, 1996 were 8.0% and 7.9%, respectively.

IMPACT OF INFLATION

The Corporation's Financial Statements and Notes thereto contained in Item 8. "Financial Statements and Supplementary Data" of this report have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP"), which generally require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation . The impact of inflation is reflected in the increased cost of the Corporation's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Corporation are monetary in nature. As a result, interest rates have a greater impact on the Corporation's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

RECENT ACCOUNTING PRONOUNCEMENTS

In June of 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). See note 22 of Notes to Consolidated Financial Statements contained in Item. 8 "Financial Statements and Supplementary Data" of this report for a more detailed discussion.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Bankers Corp.:

We have audited the accompanying consolidated statements of condition of Bankers Corp. and subsidiary as of December 31, 1996 and 1995 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bankers Corp. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.




                                        KPMG Peat Marwick LLP


Short Hills, New Jersey
January 31, 1997 except as to note 2,
which is as of February 5, 1997

Consolidated Statements of Condition

(dollars in thousands)                                                                                            December 31,
                                                                                                               1996           1995
ASSETS
Cash on hand and due from banks (note 4).............................................................    $     15,957   $     23,337
Securities available for sale (note 5)...............................................................          34,181              0
Investment securities held to maturity, estimated market value of $26,036 and $67,735
    at December 31, 1996 and 1995, respectively (note 6).............................................          25,961         66,831
Mortgage and asset-backed securities, held to maturity, estimated market value of $685,780
    and $463,116 at December 31, 1996 and 1995, respectively (note 7 )...............................         681,518        460,574
Loans net of unearned income and premiums (note 8)...................................................       1,672,234      1,321,396
    Less:  Allowance for loan losses.................................................................           6,596          8,137
                                                                                                         ------------   ------------
       Net loans.....................................................................................       1,665,638      1,313,259
Banking premises, furniture and equipment, net (note 9)..............................................          10,846         11,357
Accrued interest receivable .........................................................................          15,181         13,090
Intangible assets, net of accumulated amortization of $8,712 and $7,931
    at December 31, 1996 and 1995, respectively......................................................           3,329          4,110
Other Real Estate Owned, net (OREO) (note 8).........................................................           4,662          6,057
Other assets (notes 12 and 15).......................................................................           2,511          3,300
                                                                                                         ------------   ------------
       Total Assets..................................................................................       2,459,784      1,901,915
                                                                                                         ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Due to depositors: (note 10)
    Interest bearing.................................................................................       1,578,452      1,581,094
    Non-interest bearing.............................................................................          50,610         50,160
                                                                                                         ------------   ------------
       Total deposits................................................................................       1,629,062      1,631,254
Short-term borrowings (notes 5, 6, 7 and 11).........................................................         614,090         67,245
Mortgage escrow deposits.............................................................................          12,203         10,078
Income taxes payable (note 12).......................................................................           1,348            869
Other liabilities....................................................................................          10,204          5,531
                                                                                                         ------------   ------------
       Total liabilities.............................................................................       2,266,907      1,714,977
                                                                                                         ------------   ------------
Stockholders' equity (notes 2, 14 and 15): Preferred stock, authorized
    10,000,000 shares None issued Common stock, par value $.01:20,000,000 shares authorized,
    14,269,200  shares issued........................................................................             143            143
    Additional paid-in capital.......................................................................         101,138        101,138
    Retained earnings................................................................................         117,525        101,592
    Less:
    Unallocated Common Stock held by the ESOP........................................................             301            621
    Common Stock in Treasury, at cost: 1,891,016 shares and 1,347,043 shares, respectively ..........          25,060         15,314
    Net unrealized losses on securities available for sale, net of tax...............................             568              0
                                                                                                         ------------   ------------
       Total stockholders' equity....................................................................         192,877        186,938
                                                                                                         ------------   ------------
Commitments and contingencies (notes 14, 15 and 16)..................................................               0              0
                                                                                                         ------------   ------------
Total Liabilities and Stockholders' Equity...........................................................    $  2,459,784   $  1,901,915
                                                                                                         ============   ============

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
                                                                                           Years ended December 31,
(dollars in thousands except per share data)                                 1996                      1995                  1994

Interest income:
   Real estate loans (note 8)........................                  $    109,460             $     91,278           $     75,212
   Other loans.......................................                         4,661                    4,989                  4,377
   Mortgage and asset-backed securities..............                        33,642                   26,949                 19,106
   Investment securities, includes dividends-taxable.                         5,112                    5,468                  7,724
   Municipals-nontaxable.............................                            61                       61                     71
   Short-term investments............................                            87                      354                      7
   Federal funds sold................................                            82                      166                    105
                                                                       ------------             ------------           ------------
     Total interest income...........................                       153,105                  129,265                106,602
                                                                       ------------             ------------           ------------
Interest expense:
   Deposits..........................................                        73,358                   69,833                 46,966
   Short-term borrowings.............................                        17,521                    3,985                  4,103
   ESOP debt (note 14)...............................                             0                        0                     54
                                                                       ------------             ------------           ------------
     Total interest expense..........................                        90,879                   73,818                 51,123
                                                                       ------------             ------------           ------------
     Net interest income.............................                        62,226                   55,447                 55,479
     Provision for loan losses (note 8)..............                        (3,950)                  (5,500)                (3,970)
                                                                       ------------             ------------           ------------
     Net interest income after provision for loan losses                     58,276                   49,947                 51,509
                                                                       ------------             ------------           ------------
Other Income:
   Fees and service charges..........................                         1,946                    2,145                  2,043
     (Losses) gains  on securities transactions (notes 5,6 and 7)                 0                   (1,665)                     0
     Gains (losses) on loan sales....................                            26                       28                   (712)
   Other income......................................                           169                      231                    352
                                                                       ------------             ------------           ------------
     Total other income..............................                         2,141                      739                  1,683
                                                                       ------------             ------------           ------------
Other Expense:
   Salaries and employee benefits (notes 14 and 15)..                         9,018                    8,844                  8,645
   Occupancy expense (note 16).......................                         2,855                    2,770                  3,052
   FDIC Insurance premium (note 13)..................                         3,883                    2,309                  3,148
   Amortization of intangibles.......................                           781                      938                  1,253
   Net losses and expenses on OREO...................                           758                      674                    675
   Other operating expense...........................                         5,296                    4,464                  4,357
                                                                       ------------             ------------           ------------
     Total other expenses............................                        22,591                   19,999                 21,130
                                                                       ------------             ------------           ------------
     Income before income tax expense................                        37,826                   30,687                 32,062
Income tax expense (note 12).........................                        13,501                   10,683                 11,058
                                                                       ------------             ------------           ------------
     Net income......................................                  $     24,325             $     20,004           $     21,004
                                                                       ============             ============           ============

Primary earnings per share.......................................             $1.90                    $1.51                  $1.56
Fully diluted earnings per share................................              $1.90                    $1.51                  $1.56



See accompanying notes to consolidated financial statements.

                                         Consolidated Statements of Changes in Stockholders' Equity

                                                                                                        Net Unrealized
                                                                                                           Losses on
                                                   Additional          Common Stock Common Stock          Securities     Total
                                           Common    Paid-In  Retained   held by      held by   Treasury   Available   Stockholders'
(dollars in thousands)                      Stock    Capital  Earnings   the ESOP     the MRP    Stock     For Sale     Equity

Balance at December 31, 1993 ............ $    119  $ 59,675  $114,656   ($ 1,506)  ($   317)  ($11,501)    $      0     $161,126
Changes in accounting principle,
  January 1, 1994- Securities
  available for sale ....................        0         0         0          0          0          0            9            9
20% stock dividend declared June, 1994 ..       24    41,463   (41,487)         0          0          0            0            0
Net income ..............................        0         0    21,004          0          0          0            0       21,004
Cash Dividends ..........................        0         0    (5,290)         0          0          0            0       (5,290)
Exercise of stock options ...............        0         0      (177)         0          0        259            0           82
Treasury Stock acquired, net ............        0         0         0          0          0     (3,699)           0       (3,699)
Allocation of ESOP shares ...............        0         0         0        435          0          0            0          435
Amortization of MRP shares ..............        0         0         0          0        254          0            0          254
Net increase in unrealized losses on
  securities available for sale,
  net of tax ............................        0         0         0          0          0          0       (1,916)      (1,916)
                                          --------  --------  --------   --------   --------   --------     --------     --------
Balance at December 31, 1994 ............ $    143  $101,138  $ 88,706   ($ 1,071)  ($    63)  ($14,941)    ($ 1,907)    $172,005
Net income ..............................        0         0    20,004          0          0          0            0       20,004
Cash Dividends ..........................        0         0    (6,710)         0          0          0            0       (6,710)
Exercise of stock options ...............        0         0      (408)         0          0        583            0          175
Treasury Stock acquired, net ............        0         0         0          0          0       (956)           0         (956)
Allocation of ESOP shares ...............        0         0         0        450          0          0            0          450
Amortization of MRP shares ..............        0         0         0          0         63          0            0           63
Decrease in unrealized losses on
  securities available for sale,
  net of tax ............................        0         0         0          0          0          0        1,907        1,907
                                          --------  --------  --------   --------   --------   --------     --------     --------
Balance at December 31, 1995 ............ $    143  $101,138  $101,592   ($   621)  $      0   ($15,314)           0     $186,938
Net Income ..............................        0         0    24,325          0          0          0            0       24,325
Cash Dividends ..........................        0         0    (7,742)         0          0          0            0       (7,742)
Exercise of stock options ...............        0         0      (650)         0          0        912            0          262
Treasury Stock acquired, net ............        0         0         0          0          0    (10,658)           0      (10,658)
Allocation of ESOP shares ...............        0         0         0        320          0          0            0          320
Increase in unrealized losses on
   securities available for sale,
   net of tax ...........................        0         0         0          0          0          0         (568)        (568)
                                          --------  --------  --------   --------   --------   --------     --------     --------
BALANCE AT DECEMBER 31, 1996 ............ $    143  $101,138  $117,525   ($   301)  $      0   $(25,060)    ($   568)    $192,877
                                          ========  ========  ========   ========   ========   ========     ========     ========

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
                                                                                                        Years ended December 31,
(dollars in thousands)                                                                             1996         1995          1994

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..................................................................................   $  24,325    $  20,004    $  21,004
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation ..............................................................................       1,027        1,165        1,488
  Provision for loan losses .................................................................       3,950        5,500        3,970
  Provision for uncollectible interest receivable ...........................................       2,267        2,809        2,243
  Provision for deferred taxes ..............................................................         571       (1,238)           0
  Net amortization of deferred fees, discounts and premiums on loans ........................         515          530          433
  Origination of loans available for sale ...................................................      (1,226)      (1,426)      (6,955)
  Proceeds from sales of loans available for sale ...........................................       1,342        9,871       13,566
  Net (gains) losses on sales of loans available for sale ...................................         (26)         (28)         712
  Net (accretion) amortization of premiums and discounts on securities held to maturity .....        (349)        (632)         530
  Net losses on the sale of securities available for sale ...................................           0        1,665            0
  Net decrease in OREO from sales and losses ................................................       8,864        7,339        8,507
  Amortization of ESOP & MRPs ...............................................................         320          513          689
  Amortization of intangibles ...............................................................         781          938        1,252
  Increase in accrued interest receivable ...................................................      (4,358)      (4,517)      (3,054)
  Decrease (increase) in other assets .......................................................         551        1,743       (1,532)
  Increase in mortgage escrow deposits ......................................................       2,125          540        1,542
  Increase (decrease) in other liabilities and income taxes payable .........................       4,980          269       (1,271)
                                                                                                ---------    ---------    ---------
    Net cash provided by operating activities ...............................................      45,659       45,045       43,124
                                                                                                ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of loans .........................................................................    (517,457)    (183,740)    (212,831)
  Net decrease in loans .....................................................................     153,054       68,204       90,260
  Purchase of mortgage and asset-backed securities held to maturity .........................    (335,865)    (144,298)    (159,271)
  Principal payments of mortgage and asset-backed securities held to maturity ...............     115,294       69,990       90,804
  Purchase of investment securities held to maturity ........................................     (13,756)      (4,925)           0
  Proceeds from maturities and calls of investment securities held to maturity ..............      54,620       20,256       34,977
  Purchase of securities available for sale .................................................     (35,099)      (1,929)           0
  Proceeds from sale of securities available for sale .......................................           0       14,625            0
  Banking premises, furniture and equipment expenditures ....................................        (516)        (316)        (661)
                                                                                                ---------    ---------    ---------
    Net cash used in investing activities ...................................................    (579,725)    (162,133)    (156,722)
                                                                                                ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Treasury stock purchases ..................................................................     (10,658)        (956)      (3,699)
  Principal payment on ESOP debt ............................................................           0            0       (1,506)
  Net increase (decrease) in demand and savings deposits ....................................      41,307       34,511       (3,688)
  Net (decrease) increase in time deposits ..................................................     (43,499)     143,209       81,233
  Net increase (decrease)in short-term borrowings ...........................................     546,845      (48,521)      46,814
  Dividends paid ............................................................................      (7,571)      (6,453)      (4,838)
  Exercise of stock options- ................................................................         262          175           82
                                                                                                ---------    ---------    ---------
    Net cash provided by financing activities ...............................................     526,686      121,965      114,398
                                                                                                ---------    ---------    ---------
  (Decrease) increase in cash and cash equivalents ..........................................      (7,380)       4,877          800
  Cash and cash equivalents at beginning of year ............................................      23,337       18,460       17,660
                                                                                                ---------    ---------    ---------
    Cash and cash equivalents at end of year ................................................   $  15,957    $  23,337    $  18,460
                                                                                                =========    =========    =========
CASH PAID DURING THE YEAR FOR:
    Interest ................................................................................   $  86,801    $  73,917    $  51,280
    Income taxes ............................................................................      12,145       12,027       10,265

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
    AND FINANCING ACTIVITIES:
    Real estate acquired in settlement of loans .............................................   $   7,469    $   8,685    $   7,409
    Loans held to maturity reclassified as loans available for sale .........................       8,013        9,410            0
    Loans available for sale reclassified as loans held to maturity .........................           0            0        3,351
    Mortgage backed securities held to maturity reclassified as securities
     available for sale .....................................................................           0       13,700       17,149
     Securities available for sale reclassified as mortgage backed
      securities held to maturity ...........................................................           0            0       12,363

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995, AND 1994

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Bankers Corp. (the Corporation) and its wholly-owned subsidiary Bankers Savings (the Bank) and its inactive wholly-owned subsidiary, PASI Development, Incorporated. All inter-company balances and transactions have been eliminated in the consolidated financial statements. Certain amounts in prior periods have been restated to conform to current presentation.

BUSINESS
The Bank provides a full range of banking services to individual and corporate customers through branch offices in New Jersey. The Bank is subject to competition from other financial institutions. The Bank is subject to the regulations of certain Federal agencies and undergoes periodic examinations by those regulatory authorities.

BASIS OF FINANCIAL STATEMENT PRESENTATION
The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and revenues and expenses for the period. Actual results could differ significantly from those estimates.

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for loan losses and other real estate owned, management obtains independent appraisals for significant properties.

SECURITIES
Securities include investment securities and mortgage and asset-backed securities. Effective January 1, 1994, the Bank accounts for securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires that securities classified as available for sale be carried at fair value with unrealized gains and losses reported net of applicable taxes as a separate component of stockholders' equity.

Management determines the appropriate classification of the securities at the time of purchase. Securities that may be sold in response to changing market and interest rate conditions or as part of an overall asset liability strategy are classified as available for sale. If management has the intent and the Bank has the ability at the time of purchase to hold securities until maturity, they are classified as held to maturity and carried at cost, adjusted for amortization of premiums and accretion of discounts. Any portion of unrealized loss on an individual security deemed to be other than temporary is recognized as a realized loss in the period in which such determination is made. Gains or losses on sales of securities are based upon the specific identification method.

PREMIUMS AND DISCOUNTS
Premiums and discounts on loans and securities purchased are amortized on a method that approximates a level yield over the estimated average lives of the assets.

LOANS
Loans are stated at their outstanding principal amount. Interest income on loans is accrued and credited to interest income as earned. The accrual of income on loans is discontinued after the loan becomes 120 days past due or when certain factors indicate reasonable doubt as to the collectibility of principal and interest. Once a loan becomes 120 days past due, interest accrued but not collected is reserved. Subsequent cash receipts are either applied to the outstanding principal balance or recorded as interest income depending on management's assessment of the ultimate collectibility of principal and interest.

LOANS AVAILABLE FOR SALE

Mortgage loans available for sale are reported at the lower of cost or market on an aggregate basis. Mortgages are carried net of deferred fees which are recognized as income at the time the loans are sold to permanent investors. Mortgage loans available for sale when securitized to facilitate their sale are then included with securities available for sale. Gains and losses on the sale of loans are recognized at the settlement date and are determined by the difference between the net proceeds and the carrying value.

ALLOWANCE FOR LOAN LOSSES
Losses on loans are charged to the allowance for loan losses. Additions to this allowance are made by recoveries of loans previously charged off and by a provision charged to expense. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on collectibility of loans and prior loan loss experience. Management believes that the allowance for loan losses is adequate. The determination of the balance for the allowance for the loan losses is based on an analysis of the loan portfolio, historical loan loss experience, economic conditions and other factors that warrant recognition in providing for an adequate allowance. Additions to the allowance may be necessary based on changes in the economic conditions and other factors or as various regulatory agencies may require after an examination based on their judgement and the information available to them at the time of the examination.

LOAN FEES
Loan origination fees and certain direct costs of originations are deferred and recognized over the estimated life of the loan as an adjustment to the loan's yield.

ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN
Statement of Financial Accounting Standards No. 114, ("SFAS No. 114") "Accounting by Creditors for Impairment of a Loan" and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," were adopted on January 1, 1995. These statements address the accounting for impaired loans and specify how allowances for loan losses related to these impaired loans are calculated. The Corporation defined the population of impaired loans to include non-accrual loans in excess of $500,000. Smaller balance homogeneous loans that are collectively evaluated for impairment such as residential mortgage loans are specifically excluded from the impaired loan portfolio. Adoption of these new standards had no effect on the level of the allowance for loan losses or operating results for the year ended December 31, 1995.

OTHER REAL ESTATE OWNED
Other real estate owned ("OREO") consists of foreclosed properties and is recorded at the lower of the book value of the loan or the fair value of the asset acquired, less estimated disposition costs. The excess, if any, of the loan amount over the fair value of the asset acquired is charged off against the allowance for loan losses. In accordance with AICPA Statement of Position 92-3, "Accounting for Foreclosed Assets," subsequent changes in the value of OREO are recorded directly to an OREO reserve. Increases in the OREO reserve as well as expenses to administer such OREO, and any gains or losses realized upon the sale of the property are charged to operating expenses.

BANKING PREMISES, FURNITURE AND EQUIPMENT
Land is carried at cost, and banking premises, furniture and equipment are carried at cost, less accumulated depreciation. Depreciation on land improvements and banking premises is provided for using the straight-line method over the estimated useful life of ten to fifty years. The Bank depreciates furniture and equipment using the declining balance method over the estimated useful life of three to ten years. Leasehold improvements are amortized over the term of the lease or estimated useful life of the asset, if shorter. Expenditures for betterments and major renewals are capitalized, while repairs and maintenance costs are charged to operations as incurred. Gains and losses on dispositions are reflected in current operations.

INTANGIBLE ASSETS
Cost in excess of fair value of net assets acquired as the result of branch purchases are being amortized on an accelerated basis over a period approximating an average life of 10 years.

ACCOUNTING FOR MORTGAGE SERVICING RIGHTS
In the third quarter of 1995, the Corporation adopted, retroactive to January 1, 1995, Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS 122"). SFAS 122 amends Financial Accounting Standards Board ("FASB") Statement No. 65, "Accounting for Certain Mortgage Banking Activities" ("SFAS 65"), to require that mortgage banking enterprises recognize as a separate asset the right to service mortgage loans for others however those servicing rights are acquired. Previously under SFAS 65, only purchased mortgage servicing rights were permitted to be recognized. Under SFAS 122, mortgage servicing rights acquired through the sale of loans with servicing rights retained will also be recognized. SFAS 122 also requires that mortgage servicing rights be assessed for impairment based on the fair value of those rights.

The Corporation's criteria for, and policies relating to, estimating the fair value of mortgage servicing rights are consistent with the methods utilized for estimating the fair value of purchased mortgage servicing rights as determined by references to independent third party sources.

The adoption of SFAS 122 did not have a material effect on the Corporation's earnings, liquidity and capital resources. As a result of the adoption of SFAS 122, the Corporation recognized a gain of $13,000 and $99,000 during the years 1996 and 1995, respectively. Originated mortgage servicing rights amounted to $99,000 at December 31, 1996 and are being amortized over the life of the loans.

PENSION PLAN
The Bank's funded pension plan covers all employees who have met the eligibility requirements of the plan. The Bank's funding policy is to contribute annually an amount that can be deducted for Federal income tax purposes.

INCOME TAXES
The Corporation accounts for income taxes in accordance with the asset and liability method. Under this method ,deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

CASH AND CASH EQUIVALENTS
For purposes of reporting cash flows, cash and cash equivalents include cash on hand and due from banks and Federal funds sold. Generally, Federal funds are sold for one-day periods.

EARNINGS PER SHARE
Earnings per share was computed by dividing net income applicable to common stock by the total of the average number of common shares outstanding and the additional dilutive effect of stock options outstanding during the respective periods. The dilutive effect of stock options are considered in both primary and fully diluted computations using the treasury stock method.

Earnings per share has been computed based on the following:

                                                                                    Years ended December 31,
(dollars in thousands)                                               1996               1995              1994
                                                                    ------             ------            ------
Net income applicable to
   common stock............................................         $24,325            $20,004           $21,004
Average number of common
   shares outstanding......................................          12,556             12,904            13,173
Average number of common
   shares and common
   equivalent shares outstanding...........................          12,808             13,223            13,500
Average number of common
   shares and common
   equivalent shares outstanding,
   assuming full dilution..................................          12,820             13,227            13,506


STOCK OPTION PLANS
The Bank has accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Bank adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Bank has elected to continue to apply the provisions of APB Opinion No. 25.


NOTE 2 SUBSEQUENT EVENTS

On February 5, 1997, the Corporation signed a definitive Agreement and Plan of Merger (the "Merger Agreement") with Sovereign Bancorp, Inc. ("Sovereign") headquartered in Wyomissing, Pennsylvania, providing for the merger of the Corporation with and into Sovereign. The transaction is subject to customary conditions including regulatory and shareholder approvals and is expected to be consummated during the fourth quarter of 1997. The terms of the Merger Agreement in part call for Sovereign to exchange $25.50 in Sovereign common stock for each outstanding share of the Corporation's common stock. The price will stay fixed at $25.50 per share of the Corporation's common stock if Sovereign's average stock price remains between $11.00 and $16.50 per share (collectively, the "collars") during a 15-day pricing period prior to the closing of the transaction. The collars and the maximum and minimum exchange ratio will be adjusted for Sovereign's 6-for-5 stock dividend declared January 16, 1997 and payable March 14, 1997 and will be further adjusted for subsequent stock dividends and splits so that the Corporation's shareholders shall receive the same total dollar value. The number of shares of Sovereign common stock which stockholders of the Corporation will receive upon consummation is based upon the calculation set forth in the Merger Agreement.

NOTE 3 CONVERSION TO STOCK SAVINGS BANK, FORMATION OF BANK HOLDING COMPANY AND SALE OF COMMON STOCK

On March 23, 1990 the Bank converted from a mutual savings bank to a capital stock savings bank. The Bank issued all of its outstanding capital stock to the Corporation, the holding company for the Bank's common stock.

At the time of conversion, the Bank established a liquidation account in an amount equal to the Bank's net worth at March 31, 1989, for the benefit of eligible account holders. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts in the Bank after conversion.

The liquidation account will be reduced annually to the extent that eligible account holders have reduced their eligible deposits, and shall cease upon the closing of the accounts and shall never be increased. In the event of liquidation of the Bank, such person shall be entitled, after all payments to creditors, to a distribution from the liquidation account before any distribution to stockholders. As of December 31, 1996 the balance in the liquidation account was $3.9 million.

NOTE 4  CASH ON HAND AND DUE FROM BANKS

Included in cash on hand and due from banks at December 31, 1996 and 1995 was $4,975,000 and $4,637,000, respectively, representing reserves required to be maintained by the Federal Reserve Bank.

NOTE 5  SECURITIES AVAILABLE FOR SALE

Securities available for sale as of December 31, 1996 are comprised of US Treasury Notes with an estimated market value of $34,181,000 and an amortized cost of $35,082,000. Gross unrealized losses on these securities were $901,000 at December 31, 1996. There were no security sales in 1996. Proceeds from sales of securities available sale for 1995 were $14,625,000 with gross gains of $0 and gross losses of $1,665,000. There were no security sales in 1994. Securities available for sale with an amortized cost of approximately $30,103,000 were pledged under repurchase agreements at December 31, 1996.

In November 1995, the FASB issued a special report on the implementation of SFAS No. 115. This special report provided an opportunity for a onetime reassessment of the classification of securities as of a single measurement date between November 15, 1995 and December 31, 1995. On December 19, 1995, the Bank recorded a net transfer of $13,700,000 of mortgage-backed securities to available for sale and subsequently sold the securities prior to December 31, 1995.

NOTE 6  INVESTMENT SECURITIES - HELD TO MATURITY

A summary of the amortized cost and estimated market value of investment securities held to maturity is as follows:

                                                December 31, 1996                               December 31, 1995
(dollars in thousands)
                                                 Gross      Gross     Estimated                 Gross        Gross     Estimated
                                  Amortized   Unrealized  Unrealized    Market     Amortized  Unrealized   Unrealized     Market
                                     Cost        Gains      Losses      Value         Cost      Gains        Losses       Value

Bonds:
US Treasury securities,
   US Government Agency
   obligations .................  $      500  $        0  $        0  $      500  $   25,469  $      308  $        0  $   25,777
Corporate ......................      24,486         104          71      24,519      40,382         533           6      40,909
Municipals .....................         975          42           0       1,017         980          69           0       1,049
                                  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Total Investment Securities
   held to maturity ............  $   25,961  $      146  $       71  $   26,036  $   66,831  $      910  $        6  $   67,735
                                  ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========


The amortized cost and estimated market value of investment securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities due to prepayment or early call privileges of the issuer.

                                                                      Estimated
                                                       Amortized        Market
(dollars in thousands)                                   Cost           Value
Due in one year or less ......................          $20,904        $21,004
Due after one year
   through five years ........................            2,944          2,897
Due after five years
   through ten years .........................              200            193
Due after ten years ..........................            1,913          1,942
                                                        -------        -------
                                                        $25,961        $26,036
                                                        =======        =======

There were no sales of investment securities during 1996, 1995 and 1994. Proceeds from maturities and calls of investment securities held to maturity during 1996, 1995 and 1994 were $54,620,000, $20,256,000 and $34,977,000, respectively.

Securities with an amortized cost of approximately $500,000 and $300,000 were pledged for Treasury, Tax and Loan balances and public funds, respectively, at December 31, 1996 and $5,005,000 and $300,000, respectively, at December 31, 1995. Securities with an amortized cost of approximately $0 and $14,998,000 were pledged under repurchase agreements at December 31, 1996 and 1995, respectively.

NOTE 7  MORTGAGE-AND ASSET-BACKED SECURITIES - HELD TO MATURITY

Mortgage and asset-backed securities held to maturity are summarized as follows:


                                                December 31, 1996                                  December 31, 1995
(dollars in thousands)
                                               Gross         Gross     Estimated                   Gross        Gross     Estimated
                                Amortized   Unrealized    Unrealized     Market     Amortized   Unrealized   Unrealized     Market
                                   Cost        Gains         Losses      Value        Cost         Gains       Losses        Value
Certificates of
   participants in
   pools of mort-
   gage loans:
   FHLMC and FNMA ..........   $  180,847   $    4,045   $        0   $  184,892   $  206,267   $    3,701   $        0   $  209,968
   GNMA ....................      156,044        1,508           93      157,459       86,305          633            0       86,938
   Sears Mortgage
   Securities Corp. ........          777            0           17          760          991            8            0          999
                               ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                  337,668        5,553          110      343,111      293,563        4,342            0      297,905
Collateralized                 ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
   mortgage
   obligations
   and asset-backed
   securities:
   FHLMC and FNMA ..........      183,266          694          589      183,371       19,170            0          236       18,934
   Privately issued ........      160,584          425        1,711      159,298      147,841          268        1,832      146,277
                               ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                  343,850        1,119        2,300      342,669      167,011          268        2,068      165,211
Total mortgage                 ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
   and asset-backed
   securities held
   to maturity .............   $  681,518   $    6,672   $    2,410   $  685,780   $  460,574   $    4,610   $    2,068   $  463,116
                               ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

There were no sales of mortgage and asset-backed securities during 1996, 1995 and 1994.

Securities with an amortized cost of approximately $351,000 and $442,000 were pledged for public funds at December 31, 1996 and 1995, respectively. Securities with an amortized cost of approximately $599,774,000 and $34,258,000 were pledged under repurchase agreements at December 31, 1996 and 1995, respectively.

NOTE 8  LOANS AND OREO

Loans receivable are summarized as follows:

                                                                                                           December 31,

(dollars in thousands)                                                                         1996                         1995
Mortgage loans:
   1-4 Family Residential ..............................................                  $ 1,517,069                   $ 1,169,271
   V.A. guaranteed and
     F.H.A insured .....................................................                       31,901                        38,490
   Construction ........................................................                        1,157                         1,880
   Commercial and multi-family .........................................                       50,525                        56,143
   Conventional available
     for sale ..........................................................                        8,916                           993
                                                                                          -----------                   -----------
                                                                                            1,609,568                     1,266,777
Home equity loans ......................................................                       50,920                        43,846
Consumer loans and other ...............................................                        7,010                         7,582
                                                                                          -----------                   -----------
                                                                                            1,667,498                     1,318,205
Net premium on loans purchased .........................................                        5,253                         3,932
Deferred loan fees .....................................................                         (517)                         (741)
                                                                                          -----------                   -----------
     Total loans .......................................................                  $ 1,672,234                   $ 1,321,396
                                                                                          ===========                   ===========


Non-performing assets are as follows:

                                                                                                           December 31,
(dollars in thousands)                                                                         1996                         1995

Non-accrual loans ............................................................                    $21,345                    $24,947
Loans 90 days or more past due
    and still accruing .......................................................                      3,014                      1,446
                                                                                                  -------                    -------
Non-performing loans .........................................................                    $24,359                    $26,393
                                                                                                  =======                    =======
Other real estate owned ......................................................                      5,267                      6,407
Less allowance for other
    real estate owned ........................................................                        605                        350
                                                                                                  -------                    -------
Total other real estate owned ................................................                    $ 4,662                    $ 6,057
                                                                                                  =======                    =======

The activity in the allowance for other real estate owned is as follows:

(dollars in thousands)

                                                                                  1996                 1995                    1994
                                                                                 ------               ------                  ------
Balance at beginning of year ...................................                 $ 350                 $ 602                  $ 935
Provision charged
   to operations ...............................................                     0                     0                      0
Recoveries(Charge-offs) ........................................                   255                  (252)                  (333)
                                                                                 -----                 -----                  -----
Balance at end of year .........................................                 $ 605                 $ 350                  $ 602
                                                                                 =====                 =====                  =====


The average balance of impaired loans during 1996 and 1995 was $120,000 and $981,000, respectively. At December 31, 1996 there were no impaired loans and at December 31, 1995 impaired loans totaled $604,000. Included in the allowance for loan losses at December 31, 1995 was $240,000 relating to impaired loans. There was no cash basis interest income recognized on impaired loans during 1996. There were no commitments to fund additional amounts to these borrowers. The amount of interest income which would have been recorded under contractual terms for non-accrual loans totaled $2,267,000, $2,809,000 and $2,243,000 in 1996,
1995 and 1994, respectively.

Loans serviced by the Bank for others at December 31, 1996 and 1995 totaled approximately $105,666,000 and $118,706,000, respectively, and are excluded from the Bank's portfolio.

The activity in the allowance for loan losses is as follows:

(dollars in thousands)                                                          1996                   1995                   1994
                                                                               ------                 ------                 ------
Balance at beginning of year ..................................               $ 8,137                $ 8,145                $ 8,898
Provision charged
   to operations ..............................................                 3,950                  5,500                  3,970
Charge-offs ...................................................                (5,668)                (5,665)                (4,733)
Recoveries ....................................................                   177                    157                     10
                                                                              -------                -------                -------
Balance at end of year ........................................               $ 6,596                $ 8,137                $ 8,145
                                                                              =======                =======                =======

The Bank grants residential real estate loans on single and multi-family dwellings throughout the State of New Jersey and purchases in and out of state residential mortgage pools. Its borrowers' abilities to repay their obligations are dependent upon various factors, including the borrowers' income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Bank's lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Bank's control. Accordingly, the ultimate collectibility of a substantial portion of the Bank's loan portfolio and other real estate owned is susceptible to changes in market conditions. The Bank believes its lending policies and procedures, including those procedures over purchased mortgage pools, adequately minimize the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks. Collateral and/or government or private guarantees are required for virtually all loans.

NOTE 9   BANKING PREMISES, FURNITURE AND EQUIPMENT

Banking premises, furniture and equipment are summarized as follows:



(dollars in thousands)                                                                                        December 31,
                                                                                                   1996                         1995
Cost:
   Land ....................................................................                     $ 1,833                     $ 1,833
   Banking premises ........................................................                      11,156                      11,165
   Leasehold improvements ..................................................                       1,738                       1,599
   Furniture and equipment .................................................                       8,179                       7,793
                                                                                                 -------                     -------
                                                                                                  22,906                      22,390
Less accumulated
   depreciation ............................................................                      12,060                      11,033
                                                                                                 -------                     -------
Total banking premises,
   furniture and equipment .................................................                     $10,846                     $11,357
                                                                                                 =======                     =======


NOTE 10  DEPOSITS
Deposit account balances are summarized as follows:



                                                                                                              December 31,
                                                                                                      1996                    1995
(dollars in thousands)
Savings ............................................................................              $  163,559              $  175,777
Money market accounts ..............................................................                 419,581                 371,129
NOW and Super NOW accounts .........................................................                  82,411                  77,730
Time accounts ......................................................................                 843,816                 891,302
Time accounts, $100,000 or over ....................................................                  66,864                  62,877
Club deposits ......................................................................                   3,118                   2,652
Demand deposits ....................................................................                  49,713                  49,787
                                                                                                  ----------              ----------
Total deposits .....................................................................              $1,629,062              $1,631,254
                                                                                                  ==========              ==========

Time deposit account maturities are summarized below:

                                                                                                              December 31,
                                                                                                 1996                          1995
(dollars in thousands)
Within one year ........................................................                      $769,576                      $762,803
One to two years .......................................................                       101,519                       113,764
Over two years .........................................................                        39,585                        77,612
                                                                                              --------                      --------
Total time deposits ....................................................                      $910,680                      $954,179
                                                                                              ========                      ========

NOTE 11  SHORT-TERM BORROWINGS

Short-term borrowings are summarized as follows:

(dollars in thousands)                                                         1996                  1995
Federal funds purchased:
    Balance at December 31....................................               $11,000                $18,500
    Average balance...........................................                 8,116                  5,555
    Maximum amount
     outstanding at any
     month end.............................................                   31,000                 21,000
    Average interest rate:
     During the year........................................                    5.45%                  5.86%
     At December 31.........................................                    7.25%                  6.00%

Federal funds purchased generally mature the day following the date of purchase.

Securities sold under agreements to repurchase:
    Balance at December 31 ................................                 $603,090                $48,745
Average balance............................................                  307,120                 60,896
    Maximum amount
     outstanding at any
     month end.............................................                  605,822                 89,745
    Average interest rate:
    During the year........................................                      5.56%                 6.01%
    At December 31.........................................                      5.65%                 5.82%

The following table presents the repurchase liability, interest rate, amortized cost and estimated market value of the securities sold under agreement to repurchase at December 31, 1996, summarized by maturity distribution. Mortgage and asset-backed securities held to maturity with an amortized cost of $599,774,000 and US Treasury securities available for sale with an amortized cost of $30,103,000 were pledged under repurchase agreements.




                                                                          At December 31, 1996
                                                  Repurchase         Interest        Amortized        Estimated
(dollars in thousands)                           Liability            Rate            Cost            Market Value
------------------------------------------------------------------------------------------------------------------------------------
Due in 31 to 90 days.....................         $407,400            5.67%          $423,003          $427,625
Due in 91 to 180 days....................          143,178            5.59            150,854           150,926
Due in over 180 days.....................           52,512            5.50             56,020            55,093

NOTE 12  INCOME TAXES

Income tax expense attributable to income from continuing operations consists of:



                                                                                                  December 31,
(dollars in thousands)                                                       1996                     1995                     1994
Current tax expense:
    Federal ..............................................                $ 11,887                 $ 10,936                 $ 10,159
    State ................................................                   1,043                      985                      898
                                                                          --------                 --------                 --------
                                                                            12,930                   11,921                   11,057
Deferred tax expense:
    Federal ..............................................                     525                   (1,136)                       1
    State ................................................                      46                     (102)                       0
                                                                          --------                 --------                 --------
                                                                               571                   (1,238)                       1
Total income tax expense .................................                $ 13,501                 $ 10,683                 $ 11,058
                                                                          ========                 ========                 ========




A reconciliation between the effective Federal income tax expense and the amount computed by multiplying the applicable statutory Federal income tax rate is as follows:




                                                                                              Years ended December 31,
(dollars in thousands)                                                        1996                   1995                     1994
Income before tax ..........................................               $ 37,826                $ 30,687                $ 32,062
                                                                           ========                ========                ========
Computed "expected"
   tax expense at 35%
   for 1996, 1995, and 1994 ................................               $ 13,239                $ 10,740                $ 11,222
Increase (decrease)
   in income tax
   expense resulting from:
   State income tax,
   net of Federal benefit ..................................                    708                     574                     584
Other, net .................................................                   (446)                   (631)                   (748)
                                                                           --------                --------                --------
Income tax expense .........................................               $ 13,501                $ 10,683                $ 11,058
                                                                           ========                ========                ========

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31, 1996, 1995 and 1994 are presented below in thousands:

                                                                                                             December 31,
                                                                                                   1996          1995          1994
Deferred tax assets:
Deferred compensation, principally due to financial accrual ..............................        $  408        $  358        $  316
Accrual for post-retirement
  benefits ...............................................................................           252           264           270
Unrealized holding losses on securities available for sale ...............................             0             0         1,120
Accrued interest .........................................................................            46            30             0
Deferred origination fees ................................................................           323           353           463
Compensated absences, principally due to accrual for financial
  reporting purposes .....................................................................            74           136           134
Mortgages, principally due to financial reporting allowance
  for loan loss reserves .................................................................         2,437         3,007         3,010
Other Real Estate Owned, due to financial reporting provisions for
  doubtful collection ....................................................................           223           129           222
Other ....................................................................................            36            18            17
                                                                                                  ------        ------        ------
Total gross deferred tax assets ..........................................................         3,799         4,295         5,552
Less valuation allowances ................................................................             0             0             0
                                                                                                  ------        ------        ------
Total deferred tax assets ................................................................        $3,799        $4,295        $5,552

Deferred tax liabilities:
Banking premises, furniture, & equipment, principally due to
  differences in depreciation ............................................................        $  228        $  213        $  208
Investments, due to difference in basis in accreted discount for tax
  and financial reporting purposes .......................................................           458           371           162
Prepaid FDIC Insurance ...................................................................            42           115           601
Intangible assets due to differences in amortization expected allowable
for tax versus financial reporting purposes ..............................................           394           456           574
Mortgages, principally due to tax basis reserve increases in excess of
  base year reserves .....................................................................           400           396         1,510
Deferred loan origination cost ...........................................................           221           168            86
Bonds, due to basis differences due to tax versus financial reporting
  carrying values ........................................................................            87            66            44
Pension accruals, principally due to differences in allowable funding
  levels for tax versus financial reporting purposes .....................................            32             5            14
Originated mortgage servicing rights (SFAS 122) ..........................................            37            34             0
                                                                                                  ------        ------        ------
Total deferred tax liabilities ...........................................................        $1,899        $1,824        $3,199
                                                                                                  ------        ------        ------
Net Deferred Tax Assets ..................................................................        $1,900        $2,471        $2,353
                                                                                                  ======        ======        ======

The Corporation has determined that it is not required to establish a valuation reserve for the deferred tax asset account since it is "more likely than not" that the deferred tax asset will be realized through a carryback to taxable income and tax planning strategies. The conclusion that it is "more likely than not" that the deferred tax asset will be realized is based on the history of earnings and the prospects for continued growth including an analysis of potential uncertainties that may affect future operating results. Management believes that future taxable income will be sufficient to realize the benefits of temporary deductible differences. Management will continue to review the tax criteria related to the recognition of deferred tax assets.

The tax bad debt reserve method previously available to thrift institutions was repealed in 1996. As a result, the Bank must change from the reserve method to the specific charge-off method to compute its bad debt deduction.

Upon repeal, the Bank is required generally to recapture into income the portion of its bad debt reserves (other than the supplemental reserve) that exceeds its base year reserves, approximately $1,100,000.

The recapture amount resulting from the change in a thrift's method of accounting for its bad debt reserves generally will be taken into taxable income ratably (on a straight-line basis) over a six-year period. If the Bank meets a "residential loan requirement" for a tax year beginning in 1996 or 1997, the recapture of the reserves will be suspended for such tax years. Thus, recapture can potentially be deferred for up to two years. The residential loan requirement is met if the principal amount of housing loans made by the Bank during the year at issue (1996 and 1997) is at least as much as the average of the principal amount of loans made during the six most recent tax years prior to 1996. Refinancings and home equity loans are excluded. The Bank has already accrued the tax liability for the recapture amount.

NOTE 13 RECAPITALIZATION OF SAVINGS ASSOCIATION INSURANCE FUND (SAIF)

On September 30, 1996, legislation was enacted which, among other things, imposed a special one-time assessment on SAIF member institutions, including institutions such as the Bank that have SAIF deposits, to recapitalize the SAIF and spread the obligations for payment of Financing Corporation ("FICO") bonds across all SAIF and BIF members. The Federal Deposit Insurance Corporation ("FDIC") special assessment amounted to 65.7 basis points on SAIF assessable deposits held as of March 31, 1995. The special assessment was recognized in 1996 and is tax deductible. The Bank took a charge of $2.8 million before tax-effect, as a result of the FDIC special assessment. This legislation eliminated the substantial disparity between the amount that BIF and SAIF member institutions have been paying for deposit insurance premiums.


NOTE 14  EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP") DEBT

As part of the conversion to stock ownership, the Bank established an Employee Stock Ownership Plan and Trust (the "ESOP"). The ESOP borrowed $2,956,770 from a third party and purchased 867,319 shares of common stock of the Corporation. The loan was secured by the shares of stock and guaranteed by the Bank. Shares have been restated to reflect the 10% stock dividend, the 2 for 1 stock split and the 20% stock dividend. The loan to the third party with a remaining balance of $1,249,670 was paid off by the Corporation in July 1994 and an unsecured term note in the same amount was entered into between the ESOP and the Corporation. The net cost to the Bank in 1996 for shares allocated to participants was $222,000 and was included in salaries and employee expense which is exclusive of $98,000 for dividends received by the ESOP during the year. The net cost to the Bank in 1995 for shares allocated to participants was $305,000 and was included in salaries and employee benefit expense which is exclusive of $145,000 for dividends received by the ESOP during the year. The net cost to the Bank in 1994 for shares allocated to participants was $326,000, of which $54,000 was included in interest expense paid to a third party and $272,000 was included in salaries and employee benefits expense which is exclusive of $163,000 for dividends received by the ESOP during the year

NOTE 15  EMPLOYEE BENEFIT PLANS

PENSION PLAN
The Bank's non-contributory pension plan covers eligible employees who have met the age and continuous service requirements of the plan. The benefits are based on years of service and the employees' compensation during the last three years of employment.

The following tables set forth the plan's funded status based on actuarial valuation at September 30, 1996 and 1995 and amounts recognized in the Corporation's consolidated financial statements at December 31, 1996 and 1995.

                                                                                                               December 31,
(dollars in thousands)                                                                                1996                    1995
Actuarial present value of benefit obligations:
    Vested .........................................................................                $ 5,060                 $ 4,885
    Non-vested .....................................................................                    302                     257
                                                                                                    -------                 -------
Accumulated benefit
   obligation ......................................................................                  5,362                   5,142
Effect of projected
   future compensation
   levels ..........................................................................                  1,245                   1,164
                                                                                                    -------                 -------
Projected benefit
   obligation ......................................................................                  6,607                   6,306
Fair value of plan assets ..........................................................                  8,039                   7,268
                                                                                                    -------                 -------
Excess of assets over
   projected benefit
   obligation ......................................................................                  1,432                     962
Amount contributed
   during fourth quarter ...........................................................                      0                      14
Unrecognized transition asset ......................................................                   (270)                   (376)
Unrecognized gain ..................................................................                 (1,187)                   (549)
Unrecognized past
   service liability ...............................................................                    (35)                    (38)
                                                                                                    -------                 -------
(Accrued) prepaid expense ..........................................................                $   (60)                $    13
                                                                                                    =======                 =======



Benefit obligations were determined using a weighted average discount rate of 7.75% as of September 30, 1996 and 7.50% as of September 30, 1995.

Net pension benefit includes the following components:

                                                                                                   Years ended
                                                                                                   December 31,
(dollars in thousands)                                                          1996                   1995                    1994
Service cost benefits earned
   during the year ............................................               $   290                $   240                $   288
Interest cost on projected
   benefit obligation .........................................                   464                    435                    386
Return on plan assets .........................................                (1,005)                (1,299)                   (12)
Net amortization and
   deferral ...................................................                   324                    702                   (587)
                                                                              -------                -------                -------
    Total net periodic pension
    expense ...................................................               $    73                $    78                $    75
                                                                              =======                =======                =======

The net periodic pension expense was determined using a weighted average discount rate of 7.50% in 1996, 8.25% in 1995 and 7.00% in 1994. The long-term weighted average rate of compensation was 5.50% for 1996, 6.00% for 1995 and 5.50% for 1994. The long-term weighted average rate of return on plan assets was 8.00% for 1996, 1995 and 1994. Plan assets consist of pooled mutual funds managed by the Retirement System Group Inc.

POST-RETIREMENT BENEFITS
The Bank also provides certain health care and life insurance benefits to eligible retired employees. Current eligible employees must satisfy certain service and age requirements in order to be covered for post-retirement benefits other than pensions. Currently, the Post-Retirement Benefit Plan is unfunded. The post-retirement health care costs are capped. In addition, benefits are not provided to anyone who was not at least age 55 on October 1, 1991.

The components of net periodic post-retirement benefit costs are as follows:

                                                                                                        Years ended
                                                                                                        December 31,
(dollars in thousands)                                                               1996                  1995                 1994
Service cost .......................................................                 $  0                  $  6                 $  8
Interest cost ......................................................                   45                    71                   64
Net amortization ...................................................                   (7)                   24                   34
                                                                                     ----                  ----                 ----
Net periodic post-retirement
   benefit cost ....................................................                 $ 38                  $101                 $106
                                                                                     ====                  ====                 ====

The status of the post-retirement plan is as follows:

                                                                                                         December 31,
(dollars in thousands)                                                                   1996               1995               1994
Accumulated post-retirement benefit obligation:
   A)  Retirees ...........................................................             ($405)             ($726)             ($663)
   B)  Active fully eligible
         plan participants ................................................              (172)              (130)              (146)
   C)  Other active plan
         participants .....................................................               (16)               (79)               (78)
                                                                                        -----              -----              -----
                                                                                         (593)              (935)              (887)
Unrecognized (gain)/loss ..................................................               (90)               220                156
                                                                                        -----              -----              -----
Accrued post-retirement
     benefit cost .........................................................             ($683)             ($715)             ($731)
                                                                                        =====              =====              =====

The 1996, 1995 and 1994 post-retirement costs were determined using assumed weighted average discount rates of 7.50 %, 8.25% and 7.00%, respectively. Assumed compensation increases were 5.50% for 1996, 6.00% for 1995 and 5.50% for 1994.

STOCK OPTION PLANS
Under the terms of two previous stock option plans, a total of 1,426,920 shares of the Corporation's common stock were initially reserved for grant to eligible employees and directors. The options granted under such plans are, in general, exercisable not earlier than one year after the date of grant, at a price equal to the fair market value of the common stock on the date of grant, and expire not more than ten years after the date of grant. The stock options will vest during a period of up to five years after the date of grant.

A summary of stock activity related to these stock option plans is as follows:



                                                                                           NUMBER OF                  OPTION PRICE
                                                                                             SHARES                     PER SHARE
STOCK OPTION PLANS                                                                     ----------------            -----------------

Outstanding at December 31, 1993 .........................................                   454,173                   $3.41 & 11.98
   Exercised .............................................................                   (24,162)                   3.41
   Forfeited .............................................................                         0
                                                                                            --------                   -------------
Outstanding at December 31, 1994 .........................................                   430,011                   $3.41 & 11.98
   Exercised .............................................................                   (51,467)                   3.41
   Forfeited .............................................................                         0
                                                                                            --------                   -------------
Outstanding at December 31, 1995 .........................................                   378,544                   $3.41 & 11.98
   Exercised .............................................................                   (76,940)                   3.41
   Forfeited .............................................................                         0
                                                                                            --------                   -------------
Outstanding at December 31, 1996 .........................................                   301,604                   $3.41 & 11.98




As of December 31, 1996 options for 290,085 shares were exercisable and the weighted average exercise price was $3.92. No additional options will be granted under these plans.

In 1993, the Corporation's stockholders approved two new stock option plans: a key employees plan and an outside director plan. The number of shares reserved under those plans shall not exceed 912,000 shares subject to adjustment for stock dividends and splits. The options granted under this plan are, in general, exercisable not earlier than one year after the date of grant, at a price equal to the fair market value of the common stock on the date of grant, and expire not more than ten years after the date of grant. The stock options will vest during a period of up to five years after the date of grant.

A summary of the key employee stock option plan is as follows:

                                                                                 NUMBER OF                 OPTION PRICE
                                                                                   SHARES                   PER SHARE
                                                                               --------------            ---------------

Outstanding at December 31, 1993 ...............................................     31,200                    $11.98
    Granted ....................................................................          0
    Exercised ..................................................................          0
                                                                                     ------                    ------
Outstanding at December 31, 1994 ...............................................     31,200                    $11.98
    Granted ....................................................................      9,000                     13.50
    Exercised ..................................................................          0
    Expired ....................................................................          0
                                                                                     ------                    ------
Outstanding at December 31, 1995 ...............................................     40,200                    $11.98 & 13.50
    Granted ....................................................................      6,000                     16.69
    Exercised ..................................................................          0
    Expired ....................................................................          0
                                                                                     ------                    ------
Outstanding at December 31, 1996 ...............................................     46,200                    $11.98, 13.50 & 16.69

There were no options granted under the outside directors' plan at December 31, 1996. All 46,200 options outstanding at December 31, 1996 were related to the key employees stock option plan and 20,520 were exercisable with a weighted average exercise price of $12.11. Options for 865,800 shares were available for future grant. The option price per share represents the market value of the Corporation's stock on the date of grant. The per share weighted-average fair value of stock options granted during 1996 and 1995 was $3.16 and $3.46 on the date of grant using the Black Shcoles option-pricing model with the following weighted-average assumptions: 1996-expected dividend yield 3.46%, risk-free interest rate of 5.36% and the expected life of 5 years; 1995-expected dividend yield 3.13%, risk-free interest rate of 7.76% and the expected life of 5 years.

The Bank applies APB Opinion No. 25 in accounting for its Plans and accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Bank determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the effect on 1996 and 1995 income before taxes and net income would have been immaterial, and the effect is not expected to be material in future years.

DIRECTORS' PLANS
The Board of Directors of the Corporation has adopted the Bankers Corp. Outside Directors' Deferred Compensation Plan ("Deferred Compensation Plan"). Under the Deferred Compensation Plan each outside director shall become a participant in the plan as of the first day of the month coincident with or next following his completion of 84 months of credited service as an outside director. The deferred compensation benefit will be paid to the participant or his heirs in equal monthly installments for a period which shall not exceed the lesser of the number of months of the participants credited service or 180 months. The annual deferred compensation benefit shall be an amount equal to one-half of the sum of the average of the last three (3) years annual Directors' retainer fee paid by the Corporation to its Outside Directors, plus the average of the last three (3) years fee paid for attendance at the regular Directors' Meeting. Two former director's are currently receiving benefits under this plan which totaled $16,704 for 1996 and $11,836 for 1995. The unfunded cost of this obligation is accrued for on a current basis and totaled $45,000 for 1996, $42,000 for 1995 and $29,000 for 1994.

EMPLOYEE STOCK OWNERSHIP PLAN
Under the ESOP, an employee of the Bank and/or its affiliates shall become a participant when he or she has completed at least six (6) months of credited service. The ESOP is to be funded by the Bank's annual contributions made in cash (which will be invested primarily in the Corporation's common stock) or common stock. Shares purchased by the ESOP are held in a suspense account for allocation among the participants as the loan is paid.

Contributions to the ESOP and shares released from the suspense account are allocated among the participants on the basis of salary in the year of allocation. Benefits become 20% vested after the third year of credited service, with an additional 20% vesting each year thereafter until 100% vesting after seven years. For any year in which the aggregate of benefits to key employees exceeds 60% of the aggregate benefits accrued to non-key employees, benefits allocated to participants in that year will become 20% vested after two years, increasing to 100% after six years. Forfeitures will be reallocated annually among remaining participating employees. Benefits may be payable upon retirement, separation from service, disability or death.

MANAGEMENT RECOGNITION AND RETENTION PLAN AND TRUST
The Bank has established the Bankers Savings 1989 Management Recognition and Retention Plan and Trust (the "MRP"), as a method of providing employees in key management positions with a proprietary interest in the Corporation and to encourage such key employees to remain with the Bank. The Bank contributed $1,269,000 to the MRP to enable it to acquire 372,240 shares of the common stock offered in the initial public offering. Under the MRP, awards can be granted to key employees in the form of shares of common stock held by the MRP. Key employees of the Bank will earn (i.e. become vested in) the shares of common stock over a period of five years at an annual cost to the Bank of $254,000. The cost to the Bank in 1995 totaled $63,000 and is now complete. There will be no ongoing costs for future periods.

EMPLOYMENT AND SPECIAL TERMINATION AGREEMENTS
The Corporation and the Bank have entered into an employment agreement with one executive officer for three (3) years with an annual provision for automatic continuance unless timely notice is given. In an event of a change of control, as defined in the agreement, or if the Corporation or the Bank terminates the executive officer for reasons other than cause, the executive officer would be entitled to receive severance payments of approximately three years salary, bonus and other benefits.

Special termination agreements among the Corporation, the Bank and three executive officers provide for a three year term. Commencing on the first anniversary date and continuing on each anniversary thereafter, the agreements will automatically be extended so that the remaining term shall be three years. In the event a change in control occurs, each executive would be entitled to receive payments in an amount equal to three times the highest annual base salary paid. All agreements provide for termination for cause at any time.

NOTE 16  COMMITMENTS AND CONTINGENCIES
The Bank has entered into several lease agreements for branch sites. At December 31, 1996, approximate minimum annual rental commitments under these operating leases, including the option periods, are as follows (dollars in thousands):

              December 31,
              PERIOD                                                  AMOUNT
              1997...........................................   $       369
              1998...........................................           369
              1999...........................................           309
              2000...........................................           275
              2001...........................................           160
                 Thereafter through 2004.....................           190
                                                             --------------
              Total                                              $    1,672
                                                                  =========
Rental expense for 1996, 1995, and 1994 was $378,000, $289,000 and $239,000,
respectively.

In the normal course of business, there are outstanding various legal proceedings, claims, commitments and contingent liabilities, such as guarantees and commitments to extend credit, including loan commitments of $35.9 million and $18.7 million (primarily residential mortgages) at December 31, 1996 and 1995, respectively, standby letters of credit of $1,778,000 and $128,000 at December 31, 1996 and 1995, respectively, and undisbursed home equity credit lines of $41.9 million and $36.2 million at December 31, 1996 and 1995, respectively, which are not reflected in the accompanying consolidated financial statements. In the opinion of management, the consolidated financial position of the Corporation will not be materially affected by the outcome of such legal proceedings and claims or by such commitments and contingent liabilities.

The Bank maintains $45.0 million in lines of credit with other banks. Borrowings outstanding under these lines totaled $11.0 million and $18.5 million at December 31, 1996 and 1995, respectively.

NOTE 17  DIVIDEND RESTRICTIONS

Subject to applicable law, the Board of Directors of the Bank and of Bankers Corp. may each provide for the payment of dividends when it is determined that dividend payments are appropriate, taking into account factors including, without limitation, net income, capital requirements, financial condition, alternative investment options, tax implications, prevailing economic conditions, industry practices and other factors deemed to be relevant at the time.

No dividends may be paid by the Bank to the Corporation if such dividends reduce stockholders' equity below the amount required for the liquidation account (see note 3) or applicable regulatory capital requirements.



The New Jersey Banking Law further restricts the amounts of dividends paid by the Bank on its common stock to an amount which, following the payments of such dividends, will not reduce paid in capital and retained earnings to an amount less than 50% of common stock or the payment of such dividend will not reduce the statutory surplus of the Bank. The Bank's certificate of incorporation requires a capital surplus of $4 million. At December 31, 1996, the Bank's total equity was $192.4 million of which $2.5 million was common stock.

NOTE 18 CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY



STATEMENTS OF CONDITION                                                                                      December 31,
(dollars in thousands)                                                                              1996                      1995
Assets
   Investment in subsidiary bank ...............................................                  $192,442                  $186,309
   Advances to subsidiary bank .................................................                     2,115                       217
   Loans to subsidiary bank ESOP ...............................................                       301                       621
   Dividends receivable
     from subsidiary bank ......................................................                         0                     1,600
                                                                                                  --------                  --------
     Total assets ..............................................................                  $194,858                  $188,747
                                                                                                  ========                  ========
Liabilities and Stockholders' Equity:
   Dividends payable ...........................................................                     1,981                     1,809
                                                                                                  --------                  --------
     Total liabilities .........................................................                     1,981                     1,809
                                                                                                  --------                  --------
     Stockholders' Equity ......................................................                   192,877                   186,938
                                                                                                  --------                  --------
       Total Liabilities and
         Stockholders' Equity ..................................................                  $194,858                  $188,747
                                                                                                  ========                  ========

STATEMENTS OF INCOME                                                                            Years ended December 31,
(dollars in thousands)                                                          1996                   1995                    1994
Dividend income from
    subsidiary Bank ...........................................              $ 18,000               $  6,200               $  7,800
Interest Income on ESOP Loan ..................................                    38                     76                     38
Expenses ......................................................                   (93)                   (84)                  (136)
                                                                             --------               --------               --------
    Income before equity in
      undistributed earnings
      of the subsidiary bank ..................................                17,945                  6,192                  7,702
Equity in undistributed
      earnings of the
      subsidiary bank .........................................                 6,380                 13,812                 13,302
                                                                             --------               --------               --------
      Net income ..............................................              $ 24,325               $ 20,004               $ 21,004
                                                                             ========               ========               ========

STATEMENTS OF CASH FLOW                                                                         Years ended December 31,

(dollars in thousands)                                                             1996                 1995                  1994
Cash flows from operating activities:
Net income ..........................................................            $ 24,325             $ 20,004             $ 21,004
Adjustments to reconcile net
   income to net cash provided
   by operating activities:
   Equity in undistributed
     earnings of the
               subsidiary bank ......................................              (6,380)             (13,812)             (13,302)
(Decrease)increase
   in other liabilities .............................................                   1                 (132)                 132
Decrease (increase) in dividends
   receivable .......................................................               1,600               (1,600)                   0
                                                                                 --------             --------             --------
   Net cash provided by
         operating activities .......................................              19,546                4,460                7,834
                                                                                 --------             --------             --------
Cash flows from investing activities:
     Net change in ESOP loan ........................................                 320                  450               (1,071)
     (Increase) decrease in advances
           to subsidiary bank .......................................              (1,899)               2,324                1,692
                                                                                 --------             --------             --------
   Net cash (used in) provided
           by investing activities ..................................              (1,579)               2,774                  621
                                                                                 --------             --------             --------
Cash flows from financing activities:
     Treasury stock purchases .......................................             (10,658)                (956)              (3,699)
     Dividends paid .................................................              (7,571)              (6,453)              (4,838)
     Exercise of stock
              options, net ..........................................                 262                  175                   82
                                                                                 --------             --------             --------
   Net cash used in
     financing activities ...........................................             (17,967)              (7,234)              (8,455)
                                                                                 --------             --------             --------
Net change in cash
   for the year .....................................................            $      0             $      0             $      0
                                                                                 ========             ========             ========

NOTE 19 QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following summarizes certain 1996 and 1995 quarterly consolidated financial data:




(dollars in thousands, except per share data)                                     Quarter ended
                                                        Dec. 31           Sept. 30            June 30           March 31
1996
    Interest income............................         $42,546            $39,254            $36,895            $34,410
    Interest expense...........................          26,429             23,586             21,464             19,400
    Net Interest income........................          16,117             15,668             15,431             15,010
    Provision for loan losses..................             900                900              1,250                900
    Gains on sale of loans...................                11                  5                  5                  5
    Income before income tax expense.........            10,921              7,612              9,592              9,701
    Net income.................................           6,957              5,022              6,139              6,207
    Earnings per share:
       Primary.................................             .55                .40                .48                .47
       Fully diluted...........................             .55                .40                .48                .47
       Cash Dividend Per share...............               .16                .16                .16                .14






(dollars in thousands, except per share data)                                           Quarter ended
                                                                Dec. 31         Sept. 30         June 30        March 31
1995
  Interest income.......................................        $33,945          $32,521         $31,885         $30,914
  Interest expense......................................         20,066           19,014          18,205          16,533
  Net Interest income...................................         13,879           13,507          13,680          14,381
  Provision for loan losses.............................          2,000            1,500           1,000           1,000
  Loss on security transactions.........................         (1,655)               0               0             (10)
  Income before income tax expense......................          6,062            8,071           8,039           8,515
  Net income............................................          4,222            5,181           5,149           5,452
  Earnings per share:
      Primary...........................................           0.32             0.39            0.39            0.41
      Fully diluted.....................................           0.32             0.39            0.39            0.41
  Cash Dividend Per share...............................           0.14             0.14            0.12            0.12

NOTE 20  FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107. "Disclosures About Fair Value of Financial Instruments" ("SFAS 107"), requires that the Corporation disclose the estimated fair value of its financial instruments whether or not recognized in the consolidated balance sheet. Fair value estimates, methods and assumptions are set forth below for the Corporation's financial instruments at December 31, 1996 and 1995 (dollars in thousands):

                                                                  1996                             1995
                                                        Carrying        Estimated         Carrying       Estimated
                                                         amount        fair value          amount       fair value

Financial assets:
   Cash and cash equivalents.......................    $   15,957       $   15,957      $   23,337       $   23,337
   Securities available for sale...................        34,181           34,181           ---               ---
   Investment securities...........................        25,961           26,036          66,831           67,735
   Mortgage and asset-backed securities...........        681,518          685,780         460,574          463,116
   Net loans......................................      1,665,638        1,676,961       1,313,259        1,324,951
   Accrued interest receivable....................         15,181           15,181          13,090           13,090
Financial liabilities:
   Deposits.......................................     $1,629,062        1,630,952      $1,631,254       $1,634,635
   Short-term borrowings..........................        614,090          614,204          67,245           67,245

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

CASH AND CASH EQUIVALENTS
The carrying amount approximates fair value.

INVESTMENT SECURITIES
All investment securities are actively traded in a secondary market and have been valued using quoted market prices.

MORTGAGE AND ASSET-BACKED SECURITIES
All mortgage-and asset-backed securities are actively traded in a secondary market and have been valued using quoted market prices.

NET LOANS
Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, such as residential and commercial real estate, commercial and other consumer. Each loan category is further segmented into fixed and adjustable rate interest terms, and by performing and non-performing categories.

The fair value of loans is estimated by discounting contractual cash flows using estimated market discount rates which reflect the credit and interest rate risk inherent in the loan. For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources adjusted to reflect differences in servicing credit costs.

The fair value of significant non-performing loans is based on either recent external appraisals or estimated cash flows which are discounted using a rate commensurate with the associated risk. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information.

ACCRUED INTEREST RECEIVABLE
The carrying amount approximates fair value.

DEPOSITS
The fair value of deposits, with no stated maturity, such as non-interest bearing demand deposits, savings, and NOW and money market accounts, is equal to the amount payable on demand as of December 31, 1996 and 1995. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

The fair value estimates do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

SHORT-TERM BORROWINGS
The fair value of short-term borrowings is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for borrowing of similar remaining maturities.

COMMITMENTS TO EXTEND CREDIT
The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter parties and at December 31, 1996 and 1995 approximates the contract amount.

LIMITATIONS
The preceding fair value estimates were made at December 31, 1996 and 1995, based on pertinent market data and relevant information on the financial instrument. These estimates do not include any premium or discount that could result from an offer to sell at one-time the Bank's entire holdings of a particular financial instrument or category thereof. Since no market exists for a substantial portion of the Bank's financial instruments, fair value estimates were necessarily based on judgments with respect to future expected loss experience, current economic conditions, risk assessments of various financial instruments involving a myriad of individual borrowers, and other factors. Given the innately subjective nature of these estimates, the uncertainties surrounding them and the matters of significant judgment that must be applied, these fair value estimates cannot be calculated with precision. Modifications in such assumptions could meaningfully alter these estimates.

Since these fair value approximations were made solely for on and off balance sheet financial instruments at December 31, 1996 and 1995, no attempt was made to estimate the value of anticipated future business. Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

NOTE 21 REGULATORY CAPITAL REQUIREMENTS

FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 1996, the Bank was required to maintain (i) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.0% and (ii) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.0% and 8.0%, respectively.

Under its prompt corrective action regulations, the FDIC is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution's financial statements. The regulations establish a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has a leverage (Tier 1) capital ratio of at least 5.0%; a Tier 1 risk-based capital ratio of at least 6.0%; and a total risk-based capital ratio of at least 10.0%.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the FDIC about capital components, risk weightings and other factors.

Management believes that, as of December 31, 1996, the Bank meets all capital adequacy requirements to which it is subject and meets the requirements to be categorized as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events that management believes would have changed the Bank's capital classification.

The following is a summary of the Bank's actual capital amounts and ratios as of December 31, 1996 and 1995, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution:


                                                                                     FDIC REQUIREMENTS
                                                                           ------------------------------------
                                                                            MINIMUM CAPITAL             FOR CLASSIFICATION
                                                     BANK ACTUAL               ADEQUACY                 AS WELL CAPITALIZED
                                                  ---------------      -----------------------      --------------------------
                                                 AMOUNT       RATIO         AMOUNT      RATIO         AMOUNT        RATIO
                                                 ------       -----         ------      -----         ------        -----

DECEMBER 31, 1996
Leverage(Tier 1)capital                         $189,680      7.87%       $ 96,435      4.00%       $120,544        5.00%
Risk-based capital:
           Tier 1                                189,680     16.64          45,584      4.00          68,377        6.00
           Total                                 193,308     16.96          91,169      8.00         113,961       10.00

DECEMBER 31, 1995
Leverage(Tier 1)capital                         $182,200      9.69%       $ 75,178      4.00%         93,973        5.00%
Risk-based capital:
           Tier 1                                182,200     19.47          37,424      4.00          56,137        6.00
           Total                                 184,797     19.75          74,849      8.00          93,561       10.00


NOTE 22 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). The statement provides standards for distinguishing transfers of financial assets that are sales from those that are secured borrowings, and provides guidance on the recognition and measurement of asset servicing contracts and on debt extinguishments. As issued, SFAS 125 is effective for transactions occurring after December 31, 1996. However, as a result of an amendment to SFAS 125 issued by the FASB in December 1996, certain provisions of SFAS 125 are deferred for an additional year. Adoption of the new accounting standard is not expected to have a material impact on the Corporation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE

None.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth the names of the Corporation's directors, their ages and the year in which each became a director of the Corporation. There are no arrangements or understandings between the Corporation and any director pursuant to which such person was elected or nominated to be a director of the Corporation.

                                           END OF                                                DIRECTOR
NAME                              AGE(1)    TERM         POSITION HELD WITH THE COMPANY          SINCE(2)
----                              ------    ----         ------------------------------          --------

Joseph P. Gemmell                   61       1999     Chairman of the Board, President              1983
                                                      and Chief Executive Officer
Andrew P. Arbes                     66       1997     Director                                      1979
James J. Elek                       59       1999     Director                                      1989
George Gundrum                      72       1997     Director                                      1972
Joseph H. Harrigan                  53       1997     Director                                      1985
Michael J. McMahon                  53       1998     Director                                      1986
Ralph Mendez                        60       1998     Director                                      1989

-----------------------

(1)   At March 1, 1997.

(2) Includes service as a director of the Bank prior to the conversion of the Bank from mutual to stock form and the issuance of the Bank's stock to the Corporation.

EXECUTIVE OFFICERS

The executive officers of the Corporation and Bank are Mr. Gemmell, who also serves as a director of the Corporation and Bank, Howard S. Garfield II, Michael Ghabrial and Margaret Paronich, who do not serve as directors of the Corporation or Bank.

BIOGRAPHICAL INFORMATION

The principal occupation and business experience of each director and executive officer is set forth below.

DIRECTORS

         JOSEPH P. GEMMELL has served as President and Chief Executive Officer of the Corporation and Bank since 1983 and Chairman of the Board of Directors since 1989. His prior banking experience spans some 40 years with thrift and commercial banking organizations. Mr. Gemmell has been the state chairman of Conference of State Bank Supervisors, since 1992. He is a member of the Federal Reserve Bank of New York Thrift Institutions Advisory Panel. He is also a member of the board of directors of each of the following: Retirement System Group of New York, Middlesex County College Foundation, Garden State Hospitalization Plan, Blue Badge Association of Middlesex County, and Vice Chairman of the Woodbridge Economic Development Corp.

         ANDREW P. ARBES is the former President and owner-operator of Clare & Coby's Restaurant in Old Bridge, New Jersey.

         JAMES J. ELEK serves as the President and owner of J.J. Elek Realty Company, an independent real estate firm in Middlesex County, New Jersey.

         GEORGE GUNDRUM is the owner of Gundrum Service Home for Funerals.

         JOSEPH H. HARRIGAN serves as President of J.J. Harrigan & Co. Inc., a real estate, insurance and appraisal firm. He is a Director of South Amboy Memorial Hospital and serves as Chairman of the Garden State Hospitalization Plan.

         MICHAEL J. MCMAHON serves as Chairman and Chief Executive Officer of Boynton Brothers & Company, an independent insurance agency. He is also a member of the Board of Directors of Raritan Bay Medical Center.

         RALPH MENDEZ serves as President of Mendez Dairy, Inc., the distributor of Ideal Dairy Products in the tri-state area, and is Chief Executive Officer of Tropical Cheese Industries, a cheese manufacturing company. Mr. Mendez previously served as a member of the Board of Directors of First Jersey National Bank/Central.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

         HOWARD S. GARFIELD II, age 49, serves as Senior Vice President and Chief Financial Officer of the Corporation and Bank. Prior to 1996, he also served as Comptroller of the Bank. He has been with the Bank since 1981 and is responsible for the treasury functions of the Bank and the management of the Bank's securities investment portfolio. He has over 26 years of banking and thrift experience. Mr. Garfield is a past president of the New York/New Jersey Chapter of the Financial Managers Society.

         MICHAEL GHABRIAL, age 43, has served as Senior Vice President and Chief Operations Officer of the Corporation and Bank since 1993. Prior to such time, he served as Senior Vice President and Chief Administrative Officer. He is responsible for general Bank operations, special projects and corporate insurance. Mr. Ghabrial has over 18 years of banking and accounting experience. Mr. Ghabrial is the vice chairman of the automation committee for the Savings Council and the treasurer for the Perth Amboy Special Improvement District. He is also a director for the Perth Amboy Chamber of Commerce Board, past president and director for the Woodbridge-Perth Amboy Rotary Club, a member of the Perth Amboy Mayor's Economic Development Committee and a director of the Edison Educational Foundation.

         MARGARET PARONICH, age 49, has served as Senior Vice President and Corporate Secretary of the Corporation and Bank since 1993. She has served as Marketing Director of the Bank since 1989 and has been a Vice President of the Bank since 1987. She has also been Investor Relations department head since 1990 and Depositor Services Department head since 1992. She is responsible for all marketing, advertising, stockholder relations and the Administrative and Depositor Services Departments of the Bank, including new banking systems development and procedural documentation. Ms. Paronich has over 30 years of thrift banking experience.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Exchange Act requires the Corporation's directors and certain officers, and persons who own more than ten percent of a registered class of the Corporation's equity securities to file reports of ownership and changes in ownership with the SEC and the National Association of Securities Dealers, Inc. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Corporation with copies of all Section 16(a) forms they file.

Based solely on a review of copies of such reports of ownership furnished to the Corporation, or written representations that no forms were necessary, the Corporation believes that, during the last fiscal year, all filing requirements applicable to its officers, directors and greater than ten percent stockholders were complied with.


ITEM 11. EXECUTIVE COMPENSATION.

DIRECTORS' COMPENSATION

         FEE ARRANGEMENTS. In 1996, Directors of the Corporation who were not employees of the Bank or the Corporation received a $12,000 annual retainer fee and a fee of $600 for each meeting of the Board of Directors of the Bank attended. The Vice Chairman of the Board received an additional retainer fee of $12,000. In addition, each Committee chairperson received a $3,000 annual retainer fee and members of the Committees received $450 for each meeting attended. Officers of the Bank or Corporation who are Directors did not receive fees for attending meetings.

         DEFERRED COMPENSATION PLAN. The Bank maintains the Bankers Savings Outside Directors' Deferred Compensation Plan (the "Deferred Compensation Plan"). Under the Deferred Compensation Plan, members of the Board of Directors become participants following the completion of 84 months of service, except that in the event of a change in control, as defined in the Deferred Compensation Plan, all directors will be eligible for a benefit under the Deferred Compensation Plan regardless of their period of service. Following the date a participant ceases to be an outside director, such participant will be eligible to receive an annual amount equal to one-half the sum of the average of the last three year's annual retainer fee paid to directors plus the average of the last three years fee paid for attendance at the meetings of the Board of Directors. Such amount will be paid in equal monthly installments for a period not to exceed the lesser of the number of months of the participant's service or 180 months. In the event of a change in control, as defined in the Deferred Compensation Plan, a participant may elect to require the company or its successor to purchase an annuity contract from an insurance company to provide such participant's benefit or to receive an immediate lump sum payment equal to the present value of the sum of such participant's monthly benefit payments. Two former directors received benefits under the Deferred Compensation Plan in 1996 which totaled $16,704.

         DIRECTORS' STOCK OPTION PLAN. The Corporation maintains the 1993 Stock Option Plan for Outside Directors ("Directors' Stock Option Plan"). Under the Directors' Stock Option Plan, each outside director who began service as a member of the Board of Directors after April 30, 1993 may be granted non-statutory stock options to purchase up to 24,000 shares of Common Stock (as adjusted to reflect stock splits and dividends). The exercise price of such options will be equal to the fair market value of the Common Stock on the date of grant. All options granted under the Directors' Stock Option Plan vest at a rate of 20% per year. Each option granted will expire upon the earlier of 10 years following the date of grant, or 30 days following the date on which the Director ceases to serve on the Board of Directors, except in the event of a Director's death, in which case the option must be exercised with 6 months. No options have been granted under the Directors' Option Plan.

EXECUTIVE COMPENSATION

         SUMMARY COMPENSATION TABLE. The following table shows, for the fiscal years ended December 31, 1996, December 31, 1995 and December 31, 1994, the cash compensation paid by the Bank, as well as certain other compensation paid or accrued for those years, to the CEO and the highest paid executive officer whose base salary and bonus exceeded $100,000 in 1996 ("Named Executive Officers") of the Corporation. The Corporation has not paid any cash compensation to the Named Executive Officers. No other officers received total compensation in excess of $100,000 in fiscal 1996.

                                                                                   Long-Term Compensation
                                                                       --------------------------------------------
                                      Annual Compensation                     Awards                Payouts
                           ------------------------------------------- -------------------- -----------------------
                                                                                                           All
                                                           Other                 Restricted               Other
                                                           Annual        Stock    Options/     LTIP       Annual
    Name and                       Salary      Bonus    Compensation(2)  Awards    SARs(3)   Payouts  Compensation(4)
Principal Position(1)      Year      ($)        ($)         ($)           ($)       (#)        ($)         ($)
------------------         ----   --------   --------  --------------- --------  ---------- --------  ------------

Joseph P. Gemmell
   Chairman of the Board,
   President and Chief
   Executive Officer       1996   $425,000   $125,000      ---           ---       ---        ---       $52,746
                           1995    400,000    125,000      ---           ---       ---        ---        66,979
                           1994    365,000    150,000      ---           ---       ---        ---        56,399

Howard S Garfield II
   Senior Vice President
   and Chief Financial
   Officer                 1996    108,000        ---      ---           ---       ---        ---        41,694
                           1995    101,000        ---      ---           ---       ---        ---        41,716
                           1994     94,000        ---      ---           ---       ---        ---        33,602

------------------


(1)      Titles are for both the Corporation and the Bank

(2) Perquisites for the years ended December 31, 1996, December 31, 1995 and December 31, 1994 did not exceed the lesser of $50,000 or 10% of the total of salary and bonus as reported for the Named Executive Officer.

(3) No options were awarded under the Corporation's 1989 Incentive Stock Option Plan ("Incentive Stock Option Plan") and the Long-Term Stock Benefit Plan for the years ending December 31, 1996, December 31, 1995 and December 31, 1994. For a discussion of the terms of the grants and vesting of options awarded in prior years, see "Incentive Stock Option Plan and Long-Term Stock Benefit Plan" below and the corresponding tables.

(4) Includes allocations of shares of Common Stock with a total market value of $46,428, $60,661 and $52,349 as of December 31, 1996, 1995 and
         1994, respectively, under the Bank's ESOP for the account of Mr. Gemmell, and allocations of shares of Common Stock with a market value of $40,814, $40,836 and $32,795 as of December 31, 1996, 1995 and 1994,
         respectively, under the ESOP for the account of Mr. Garfield. Includes term life insurance paid by the Bank for Mr. Gemmell of $6,318, $6318 and $4,050 for the years ending December 31, 1996, 1995, and 1994, respectively, and for Mr. Garfield of $880, 880 and $807 for the years ending December 31, 1996, 1995, and 1994, respectively.

EMPLOYMENT AGREEMENT

The Corporation and the Bank entered into an employment agreement ("Employment Agreement") with Mr. Gemmell, effective as of March 23, 1990, which was subsequently amended effective as of January 22, 1996. Such Employment Agreement is designed to establish his duties and compensation, to assure his continued employment and to assure that the Corporation and the Bank will be able to maintain a stable and experienced management base.

The Employment Agreement provides for an initial five year term. Commencing on the third anniversary of the effective date of the Employment Agreement, the Employment Agreement provides for automatic annual extensions so that the remaining term will be three years, unless either the executive or the Corporation gives timely written notice of termination.

The Employment Agreement provides for an annual base salary of $425,000 to be reviewed and increased annually in an amount not less than the percentage increase in the cost-of-living as measured by the Consumer Price Index for the preceding twelve (12) months. In addition to base salary, the Employment Agreement provides, among other things, for participation in stock and other employee benefit plans and other fringe benefits for executive personnel.

The Employment Agreement provides for Termination for Cause, as defined in the Employment Agreement, by the Bank and Corporation at any time. In the event that the Bank and the Corporation terminate the executive's employment for reasons other than a Termination for Cause, or in the event of the executive's resignation from the Bank and the Corporation upon (i) a failure to reappoint him to his current offices, (ii) a material reduction of his functions, duties or responsibilities, or a relocation of his principal place of employment, (iii) a liquidation, dissolution, consolidation or merger in which the Bank or the Corporation is not the resulting entity, or (iv) a breach of the Employment Agreement by the Bank or Corporation, the executive or, in the event of death, his beneficiary, would be entitled to a severance payment equal to the greater of thirty-six times the executive's highest monthly rate of base salary during the term of the Employment Agreement or the remaining salary payments due under the Employment Agreement, and other benefits that would have been received by the executive during the remaining term of the Employment Agreement. The Bank and Corporation would also continue life, health and disability insurance coverage for the earlier of the remaining unexpired term of the Employment Agreement or until the executive's full-time employment by another employer.

Upon a change in control of the Bank or the Corporation followed by the voluntary or involuntary termination of the executive, he would be entitled to a severance payment equal to the sum of (i) the greater of thirty-six times the executive's highest monthly rate of base salary or the salary payable to the executive under the remaining term of the Employment Agreement, and (ii) the aggregate amount of the bonuses that would have been paid to him during the thirty-six months following his termination. In addition, the executive would receive an amount equal to the other cash compensation and benefits that he would have received during the remaining term of his Employment Agreement. Payments made under the Employment Agreement in the event of a change in control may constitute an "excess parachute payment" under Section 280G of the Code for the executive, resulting in the imposition of an excise tax on the recipient. The Employment Agreement provides that the executive will be indemnified for any excise taxes imposed due to such excess parachute payments, and any additional income and employment taxes imposed as a result of such indemnification of excise taxes. Any excess parachute payments and indemnification amounts paid will not be deductible compensation expenses for the Corporation or the Bank. Assuming a change in control had occurred on December 31, l996 followed by the executive's termination of employment, he would receive severance payments having a present value of approximately $2,167,000 in addition to other non-cash benefits provided for under the Employment Agreement.

For purposes of the Employment Agreement, a "change in control" is generally defined to mean: (i) a change in control of a nature that would be required to be reported in response to Item 1 of the Current Report on Form 8-K or as defined by the Rules and Regulations of the Federal Reserve Board; (ii) the acquisition by a person or group of persons of beneficial ownership of 20% or more of the Common Stock of the Bank or the Corporation during the term of the Employment Agreement; (iii) a tender offer for 20% or more of the voting securities of the Bank or the Corporation or an exchange offer, business combinations, sale of assets; or (iv) contested election which results in a change of a majority of the Board of Directors.

SPECIAL TERMINATION AGREEMENT

The Corporation and Bank have entered into a special termination agreement ("Special Termination Agreement") with Mr. Garfield, effective as of March 23, 1990. The Special Termination Agreement provides for an initial three-year term. Commencing on the first anniversary of the effective date of the Special Termination Agreement, the Special Termination Agreement provides for automatic annual extensions so that the remaining term will be three years, unless either the executive or the Corporation gives timely written notice of termination. The Special Termination Agreement provides that any time following a change in control, as generally defined above, of the Corporation or the Bank, if the Corporation or the Bank were to terminate the executive's employment for any reason other than "cause", as defined in the Special Termination Agreement, or if the executive were to terminate his own employment following his demotion, loss of title, office, significant authority, a reduction in his compensation, or a relocation of his principal place of employment, the executive or, in the event of death, his beneficiary, would be entitled to receive a payment in an amount equal to three times the highest annual base salary paid for the three previous years of his employment with the Bank. In addition, the Bank and Corporation would also continue life, health and disability insurance coverage for the lesser of the remaining term of the employment Special Termination Agreement or until the executive's full-time employment by another employer. The Special Termination Agreement provides that, if payments thereunder constitute an "excess parachute payment" under Section 280G of the Code for the executive, the aggregate amount payable under the Special Termination Agreement will be reduced to one dollar below the amount which would subject the executive to the payment of an excise tax. Assuming a change in control had occurred on December 31, 1996 followed by the executive's termination of employment, the amount payable to the executive pursuant to his Special Termination Agreement would be approximately $340,000.

INCENTIVE STOCK OPTION PLAN AND LONG-TERM INCENTIVE STOCK BENEFIT PLAN

The Corporation maintains the Incentive Stock Option Plan and the Long-Term Incentive Stock Benefit Plan, which provide for discretionary awards of stock options to officers and key employees as determined by the committee that administers the plan. No options were granted in 1996. The following table provides certain information with respect to the number of shares of Common Stock represented by outstanding options held by the Named Executive Officers as of December 31, 1996. Also reported are the values for "in-the-money" options which represents positive spread between the exercise price of any such existing stock options and the year end price of Common Stock.



               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES
                                                                             NUMBER OF                     VALUE OF UNEXERCISED
                                                     VALUE              SECURITIES UNDERLYING                   IN-THE-MONEY
                               SHARES               REALIZED          UNEXERCISED OPTIONS/SARS                  OPTIONS/SARS
                              ACQUIRED                 ON                AT FISCAL YEAR-END                  AT FISCAL YEAR-END
                            ON EXERCISE             EXERCISE                    (#)                                ($)(2)
NAME                            (#)                  ($)(1)           EXERCISABLE/UNEXERCISABLE          EXERCISABLE/UNEXERCISABLE
----                           -----                --------          -------------------------          -------------------------

Joseph P. Gemmell              25,000               $325,688                $137,647/0                          $2,300,770/0
Howard S. Garfield             13,983               $182,164                    0/0                             $    0/0

------------------------

(1) Based upon the difference between the average market price of the Common Stock as reported on the Nasdaq National Market System on the date of exercise and the $3.41 exercise price of the options.

(2) Based upon the difference between $20.125, the closing price of the Common Stock as reported on the Nasdaq National Market System on December 31, 1996, and the $3.41 exercise price of the options.

RETIREMENT PLAN

The Bank maintains and funds a tax-qualified non-contributory defined benefit plan for its employees, which is jointly administered by the Bank and RSI Retirement Fund, a full-service pension trust that serves the thrift industry. All full-time employees age 21 or older who have completed at least one year of service participate in the plan. The plan provides an annual benefit payable at age 65, equal to 2.0% of the participant's three-year average annual earnings, as defined in the Retirement Plan, multiplied by credited service, reduced by 1 2/3% of the annual primary social security benefit multiplied by years of credited service after January 1, 1977.


                                                         PENSION PLAN TABLE(1)

            AVERAGE                                     YEARS OF CREDITED SERVICE
            ANNUAL
           EARNINGS                 15               20              25             30              35(2)
           ------------------------------------------------------------------------------------------------

           $ 100,000            $  30,000       $  40,000       $  50,000       $  60,000       $  60,000
             150,000               45,000          60,000          75,000          90,000          90,000
             175,000(4)            52,500          70,000          87,500         105,000         105,000
             200,000(4)            60,000          80,000         100,000         120,000(3)      120,000(3)
             250,000(4)            75,000         100,000         125,000(3)      150,000(3)      150,000(3)
             300,000(4)            90,000         120,000(3)      150,000(3)      180,000(3)      180,000(3)
             350,000(4)           105,000         140,000(3)      175,000(3)      210,000(3)      210,000(3)
             400,000(4)           120,000(3)      160,000(3)      200,000(3)      240,000(3)      240,000(3)
             450,000(4)           135,000(3)      180,000(3)      225,000(3)      270,000(3)      270,000(3)
             500,000(4)           150,000(3)      200,000(3)      250,000(3)      300,000(3)      300,000(3)
             525,000(4)           157,500(3)      210,000(3)      262,500(3)      315,000(3)      315,000(3)

------------------------

(1) The annual benefits shown in the table above assume the participant would receive his benefits under the Retirement Plan in the form of a straight life annuity at normal retirement age, without reduction for Social Security benefits. Benefit payments are based on the employee's base salary. See "Summary Compensation Table".

(2) Normal retirement benefits are limited to 60% of average annual earnings not to exceed 30 years.

(3) The benefits shown are hypothetical benefits based upon the Retirement Plan's normal retirement benefit formula. The maximum annual benefit permitted under Section 415 of the Code in 1996 is $120,000 and in 1997 is $125,000, or if higher, a member's current accrued benefit as of December 31, 1982 (but not more than $136,425). The $125,000 ceiling will be adjusted to reflect cost of living increases after 1997 in accordance with Section 415 of the Code. The Bank's Supplemental Retirement Plan ("SERP") will provide the difference between the amounts appearing in this table and the maximum amount allowed by the Code.

(4) The benefits shown corresponding to these compensation ranges are hypothetical benefits based upon the Retirement Plan's normal retirement benefit formula. Under Section 401(a)(17) of the Code, a participant's compensation in excess of $150,000 (as adjusted to reflect cost-of-living increases) is disregarded for purposes of determining average annual earnings. The limitation is $160,000 for plan years beginning in 1997. The limitation will be adjusted to reflect cost of living increases after 1997 in accordance with Section 401(a)(17) of the Code. The table reflects amounts payable in conjunction with the SERP.


As of December 31, l996, Mr. Gemmell had 23 years and 5 months of credited service and Mr. Garfield had 15 years and 5 months of credited service.

SUPPLEMENTAL RETIREMENT PLAN. The Bank has adopted the SERP, which provides for a retirement benefit payable to a participant equal to the difference between the annual benefit such participant would have been entitled to under the Retirement Plan if such benefits were computed without giving effect to the limitations on benefits payable imposed by Sections 415 and 401(a)(17) of the Code, and the annual amount payable to the employee under the Retirement Plan. Benefits commence under the SERP on the same date as payments under the Retirement Plan. Benefits under the SERP are paid directly by the Bank. The SERP is unfunded.

As of December 31, 1996, only Mr. Gemmell is eligible for a benefit under the SERP in an annual amount of $82,061. At age 65, based on actuarial assumptions, Mr. Gemmell would be eligible for an annual benefit of $137,963 under the SERP.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information as to those persons believed by management to be beneficial owners of more than 5% of the Corporation's shares of Common Stock as of March 1, 1997. Persons and groups owning in excess of 5% of the Corporation's Common Stock outstanding are required to file certain reports regarding such ownership with the Corporation and with the Securities and Exchange Commission, in accordance with Sections 13(d) and 13(g) of the Exchange Act. Other than those persons listed below, the Corporation is not aware of any person or group who is the beneficial owner of more than 5% of the Corporation's Common Stock as of March 1, 1997.

                                                                             AMOUNT AND               PERCENT
                                                                              NATURE OF            OWNERSHIP OF
                           NAME AND ADDRESS                                  BENEFICIAL            COMMON STOCK
TITLE OF CLASS             OF BENEFICIAL OWNER                                OWNERSHIP           OUTSTANDING(1)
----------------------------------------------------------------------------------------------------------------

Common Stock               Bankers Savings                                  1,090,735(2)               8.8%
                           Employee Stock Ownership Plan
                              and Trust (the "ESOP")
                           210 Smith Street
                           Perth Amboy, New Jersey

Common Stock               Joseph P. Gemmell                                  895,085                  7.1%
                           Chairman of the Board, President and
                              Chief Executive Officer
                           Bankers Corp.
                           210 Smith Street
                           Perth Amboy, New Jersey

------------------------

(1) The percentage ownership has been calculated based upon 12,387,184 shares outstanding as if March 1, 1997, except that the percentage with respect to Mr. Gemmell has been calculated on the basis of such number of shares outstanding, plus 137,647 shares which Mr. Gemmell has the right to acquire within 60 days after March 1, 1997 by the exercise of stock options.

(2) The entire Board of Directors, which acts as the trustee for the ESOP (the "ESOP Trustee"), may be deemed to share investment and voting power of the shares of Common Stock held by the ESOP Trust. Each member of the Board of Directors disclaims beneficial ownership of the shares of Common Stock held by the ESOP Trust. Common Stock purchased by the ESOP is released from a suspense account and allocated to participants annually based on contributions made to the ESOP by the Corporation. Shares released from the suspense account are allocated among participants in proportion to their compensation, as defined in the ESOP, for the year the contributions are made, up to the limits permitted under the Code. The ESOP Trustee must vote all allocated shares held in the ESOP in accordance with the instructions of participants. Shares of Common Stock are allocated to participants under the ESOP as of December 31st of each year. As of December 31, 1996, 1,002,457 shares of Common Stock in the ESOP had been allocated, but not distributed, to participants. Under the ESOP, unallocated shares will be voted by the ESOP Trustee in a manner calculated to most accurately reflect the voting instructions received from participants regarding the allocated shares so long as such vote is in accordance with the requirements of the Employee Retirement Income Security Act of 1974, as amended.

STOCK OWNERSHIP OF MANAGEMENT

The following table sets forth information with respect to the shares of Common Stock beneficially owned by each director of the Corporation, by each Named Executive Officer of the Corporation identified in the Summary Compensation Table included in Item 11 herein and all directors and executive officers of the Corporation or the Bank as a group as of March 1, 1997. Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of Common Stock indicated.

                                                                      AMOUNT AND NATURE OF     PERCENT OWNERSHIP
                                                                      BENEFICIAL OWNERSHIP         OF COMMON
         NAME                                  TITLE(1)                  (2)(3)(4)(5)(6)       STOCK OUTSTANDING
----------------------------------------------------------------------------------------------------------------

Joseph P. Gemmell              Chairman of the Board, President and           895,085                 7.1%
                                 Chief Executive Officer
Howard S. Garfield             Senior Vice President and                      126,383                 1.0%
                                 Chief Financial Officer
Andrew P. Arbes                Director                                       147,657                 1.2%
James J. Elek                  Director                                       416,241                 3.4%
George Gundrum                 Director                                        43,032                   *
Joseph H. Harrigan             Director                                        88,854                   *
Michael J. McMahon             Director                                       329,136                 2.6%
Ralph Mendez                   Director                                       353,388                 2.9%
All directors and executive
officers as a group (10 persons)                                            2,615,841(7)             20.7%

------------------------

*        Less than 1% of outstanding Common Stock.

(1)      Titles are for both the Corporation and the Bank.

(2) The figures shown include shares with the right to acquire beneficial ownership by the exercise of stock options as follows: Mr. Gemmell, 137,647 shares; Mr. Harrigan, 71,344 shares; Mr. McMahon, 35,344 shares; and all directors and executive officers as a group, 274,099 shares.

(3) The figures shown include shares held in trust pursuant to the ESOP that have been allocated as of December 31, 1996 to individual accounts as follows: Mr. Gemmell, 98,993 shares; Mr. Garfield, 38,022 shares; and all directors and executive officers as a group, 190,221 shares. Such persons have sole voting power but no investment power, except in limited circumstances, as to such shares. The figures shown do not include 88,287 shares held in trust pursuant to the ESOP that have not been allocated to any individual's account and as to which the members of the Bank's Board of Directors, as the ESOP Trustee, may be deemed to share investment and voting power, and as to which Messrs. Gemmell and Garfield as participants may be deemed to share voting power, thereby causing each such person to be deemed a beneficial owner of such shares. Each of the members of the Board of Directors disclaims beneficial ownership of the unallocated stock held by the ESOP Trust.

(4) The figures shown include shares over which individuals share voting and investment power (other than as disclosed in notes 3, 4 and 5) as follows: Mr. McMahon, 34,956 shares; and Mr. Mendez, 4,491 shares.

(5) Includes 194,618 shares held by the Employee Profit Sharing Plan of J.J. Elek Realty over which Mr. Elek has sole voting power.

(6) Excludes 14,320 shares with respect to all executive officers which may be acquired pursuant to options which are not exercisable within 60 days. Includes 274,099 shares subject to options awarded to directors and officers which are presently exercisable.

(7) Percentages with respect to each person or group of persons have been calculated on the basis of 12,387,184 shares outstanding as of March 1, 1997, plus the number of shares of Common Stock which such person or group of persons has the right to acquire within 60 days after March 1, 1997 by the exercise of stock options.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

From time to time the Bank makes mortgage loans and consumer loans to its executive officers and to members of the immediate families of its executive officers and directors, to the extent consistent with applicable laws and regulations. Such loans are made in the ordinary course of business and on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and do not and will not involve more than the normal risk of collectibility or present other unfavorable features.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) The following documents are filed as a part of this report:
   (i) The consolidated statements of condition of the Corporation and subsidiary as of December 31, 1996 and 1995 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, together with the related notes and the independent auditor's report of KPMG Peat Marwick LLP, independent certified accountants.
  (ii) Financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or notes thereto.
  (iii)  Exhibits

          (a) The following Exhibits are filed as part of this report.

Exhibit
Number
------
 2.1 Agreement and Plan of Merger, dated February 5, 1997, between Sovereign Bancorp, Inc. and Bankers Corp. (1)
 2.2 Stock Option Agreement, dated February 5, 1997, by and between Sovereign Bancorp, Inc. and Bankers Corp. (1)
 3.1      Restated Certificate of Incorporation of Bankers Corp.(2)
 3.2      By-Laws of Bankers Corp.(3)
 4        Stock Certificate of Bankers Corp.(4)
10.1      Employment Agreement between the Bank, the Holding Company and
          Joseph P. Gemmell.(5)
              Amended on October 18, 1993 and January 21, 1996. (4)
10.2 Special Termination Agreement between the Bank, the Holding Company and Michael Ghabrial.(5)
10.3 Special Termination Agreement between the Bank, the Holding Company and Howard Garfield.(5)
10.4 Special Termination Agreement between the Bank, the Holding Company and Margaret Paronich.(5)
10.5      Bankers Corp. 1989 Incentive Stock Option Plan.(6)
10.6      Bankers Corp. Stock Option Plan for Outside Directors.(7)
10.7      Bankers Savings 1989 Management Recognition and Retention Plan and
          Trust.(6)
10.8      Bankers Savings Outside Directors' Deferred Compensation Plan,
              Amended and Restated March 11, 1996.
10.9      Summary Plan Description of the Retirement Plan of Bankers Savings.(8)
10.10     Bankers Corp. 1993 Stock Option Plan for Outside Directors.(9)
10.11     Bankers Corp. 1993 Long-Term Incentive Stock Benefit Plan.(9)
21 Subsidiary information is incorporated herein by reference to "Part I -Activities of Subsidiary Companies."
23        Independent Auditors' Consent
27.1      Financial Data Schedule (Edgar Filing Only).
------------

          (1) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on February 11, 1997.

          (2) Incorporated herein by reference to Annex A of the Registrant's Proxy Statement for its 1995 Annual Meeting of Stockholders held on April 28, 1995 and filed with the SEC on March 28, 1995.

          (3) Incorporated herein by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the period ending March 31, 1995, filed with the SEC on May 15, 1995.

          (4) Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

          (5) Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

          (6) Incorporated herein by reference to the Exhibits to the Registrant's Amended Annual Report on Form 10-K/A for the year ended December 31, 1993 filed with the SEC on May 19, 1995.

          (7) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8, filed with the SEC on August 5, 1991, Registration No. 33-42104.

          (8) Incorporated herein by reference to the Exhibits to the Registrant's Amended Annual Report on Form 10-K/A, for the year ended on December 31, 1994, filed on May 19, 1995.

          (9) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 filed with the SEC on July 20, 1995, Registration No. 33-94764.

                                   Signatures

    Pursuant to the requirements of section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             BANKERS CORP.
                             (Registrant)

   March 25, 1997            By:/s/ Joseph P. Gemmell
                                ---------------------------------------
                                             Joseph P. Gemmell
                                             Chairman of the Board
                                             President and
                                             Chief Executive Officer

   March 25, 1997            By:/s/ Howard S. Garfield II
                                ---------------------------------------
                                             Howard S. Garfield II
                                             Senior Vice President
                                             Chief Financial Officer



    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.



   /s/ Joseph P. Gemmell           Chairman of the Board       March 25, 1997
--------------------------------   President and               --------------
   Joseph P. Gemmell               Chief Executive Officer


   /s/ Howard S. Garfield II       Senior Vice President and   March 25, 1997
--------------------------------   Chief Financial Officer     --------------
        Howard S. Garfield II

   /s/ Eileen L. Roemer            Vice President and          March 25, 1997
--------------------------------   Comptroller                 --------------
       Eileen L. Roemer


   /s/ Andrew P. Arbes             Director                    March 25, 1997
--------------------------------                               --------------
       Andrew P. Arbes

   /s/ James J. Elek               Director                    March 25, 1997
--------------------------------                               --------------
       James J. Elek

   /s/ George Gundrum              Director                    March 25, 1997
--------------------------------                               --------------
       George Gundrum

   /s/ Joseph H. Harrigan          Director                    March 25, 1997
--------------------------------                               --------------
       Joseph H. Harrigan

   /s/ Michael J. Mcmahon          Director                    March 25, 1997
--------------------------------                               --------------
       Michael J. McMahon

   /s/ Ralph Mendez                Director                    March 25, 1997
--------------------------------                               --------------
       Ralph Mendez