Form 10-Q
period 1997-03-31
BANKERS CORP
filed 1997-05-13
CIK 857450

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                               or

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

                                YES  X   NO
                                    ____      ____

                  SHARES OUTSTANDING ON MAY 12, 1997
           COMMON STOCK, $.01 PAR VALUE - 12,391,848 SHARES

                            Page 1 of 15
                   Exhibit Index appears on page 12

                              BANKERS CORP.

                           INDEX TO FORM 10-Q


PART I.    FINANCIAL INFORMATION                                       PAGE

     Item 1.  Financial Statements
              Consolidated Statements of Condition at March 31, 1997
              and December 31, 1996 (Unaudited). . . . . . . . . .  . .  3


              Consolidated Statements of Income for the Three Months
              Ended March 31, 1997 and 1996 (Unaudited) . . . . . . . . . 4


              Consolidated Statements of Changes in Stockholders' Equity for the Three Months Ended March 31, 1997 (Unaudited) . . . 5

              Consolidated Statements of Cash Flows for the Three
              Months Ended March 31, 1997 and 1996 (Unaudited). . . . . . 6


              Notes to Unaudited Consolidated Financial Statements. . . . 7


     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations. . . . . . .  8


     Item 3.  Quantitative and Qualitative Disclosures about Market Risk. 11


PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . 12


          SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . 13

PART I.    FINANCIAL INFORMATION
  Item 1.       Financial Statements

                       BANKERS CORP AND SUBSIDIARY
                  Consolidated Statements of Condition
                             (In Thousands)
                                                                At
                                                      March 31,  December 31,
                                                         1997        1996
Assets:                                                     (unaudited)
Cash on hand and due from banks. . . . . . . . . . . $   12,964     $  15,957
Securities available for sale. . . . . . . . . . . .     33,600        34,181
Investment securities, held to maturity, estimated
    market value of $44,214 and $26,036 at March 31,
    1997 and December 31, 1996, respectively . . . .     44,411        25,961
Mortgage and asset-backed securities, held to maturity,
    estimated market value of $840,539 and $685,780 at
    March 31, 1997 and Dec. 31, 1996, respectively. .   842,309       681,518
Loans net of unearned income and premiums . . . . . . 1,577,988     1,672,234
    Less: Allowance for loan losses . . . . . . . . .     7,237         6,596
                                                      ___________   ___________
         Net loans. . . . . . . . . . . . . . . . . . 1,570,751     1,665,638
Banking premises, furniture and equipment, net. . . .    10,665        10,846
Accrued interest receivable . . . . . . . . . . . . .    16,482        15,181
Intangible assets, net of accumulated amortization of
    $8,872 and $8,712 at March 31, 1997 and
    December 31,1996, respectively. . . . . . . . . .     3,169         3,329
Other Real Estate Owned, net (OREO) . . . . . . . . .     4,137         4,662
Other assets. . . . . . . . . . . . . . . . . . . . .     3,184         2,511
                                                     ___________   ___________
         Total assets . . . . . . . . . . . . . . . . 2,541,672     2,459,784
                                                     ___________   ___________
                                                     ___________   ___________
Liabilities and Stockholders' Equity:
Due to depositors:
    Interest bearing  . . . . . . . . . . . . . . . .   1,592,954   1,578,452
    Non-interest bearing. . . . . . . . . . . . . . .      49,277      50,610
                                                       ___________  ____________
      Total deposits  . . . . . . . . . . . . . . . .   1,642,231   1,629,062
Borrowings  . . . . . . . . . . . . . . . . . . . . .     668,805     614,090
Mortgage escrow deposits. . . . . . . . . . . . . . .      12,807      12,203
Income taxes payable. . . . . . . . . . . . . . . . .       4,805       1,348
Other liabilities . . . . . . . . . . . . . . . . . .      15,228      10,204
                                                      ___________   ___________
         Total liabilities. . . . . . . . . . . . . . $ 2,343,876   $2,266,907
                                                      ___________   ___________

Stockholders' equity:
    Preferred stock, authorized 10,000,000 shares
         None issued
    Common stock, par value $.01: 20,000,000 shares
         authorized, 14,269,200 shares issued. . . . .       143           143
         Additional paid-in capital. . . . . . . . . .   101,138       101,138
Retained earnings  . . . . . . . . . . . . . . . . . .   122,657       117,525
    Less:
    Unallocated Common stock held by the ESOP. . . . .       150           301
    Common stock in treasury, at cost:  1,891,016
     shares. . . . . . . . . . . . . . . . . . . . . .    25,060        25,060
    Net unrealized losses on securities available
         for sale, net of tax. . . . . . . . . . . . .       932           568
                                                      ___________  ___________
                Total stockholders' equity . . . . . .   197,796       192,877
                                                      ___________  ___________
         Total liabilities and stockholders' equity. .$2,541,672    $2,459,784
                                                      ___________  ___________
                                                      ___________  ___________


See accompanying notes to unaudited consolidated financial statements.




                                BANKERS CORP AND SUBSIDIARY
                             Consolidated Statements of Income
                           (In Thousands, Except Per Share Data)



                                                      Three Months Ended
                                                            March 31,
                                                       1997           1996
                                                           (Unaudited)
Interest income:
Real estate loans . . . . . . . . . . . . . . . . .  $28,690        $ 24,214
    Other loans . . . . . . . . . . . . . . . . . .    1,212           1,161
    Mortgage and asset-backed securities. . . . . .   12,141           7,485
    Investment securities-taxable . . . . . . . . .    1,125           1,514
    Municipals-nontaxable . . . . . . . . . . . . .       15              15
    Short-term investments. . . . . . . . . . . . .      350               0
    Federal funds sold. . . . . . . . . . . . . . .       62              21
                                                     ________       ________
    Total interest income . . . . . . . . . . . . .   43,595          34,410
                                                     ________       ________
Interest expense:
    Interest on deposits. . . . . . . . . . . . . .   18,098          18,602
    Borrowings. . . . . . . . . . . . . . . . . . .    8,654             798
                                                     ________       ________
    Total interest expense. . . . . . . . . . . . .   26,752          19,400
                                                     ________       ________
Net interest income . . . . . . . . . . . . . . . .   16,843          15,010
Provision for loan losses . . . . . . . . . . . . .    1,150             900
                                                     ________       ________
    Net interest income after provision
     for loan losses .  . . . . . . . . . . . . . .   15,693          14,110
                                                     ________       ________
Other income:
    Fees and service charges. . . . . . . . . . . .      450             483
    Gains(losses) on loans. . . . . . . . . . . . .      136               5
    Other income. . . . . . . . . . . . . . . . . .       98              39
                                                      _______       ________
    Total other income. . . . . . . . . . . . . . .      684             527
                                                      _______       ________
Other expense:
    Salaries and employee benefits. . . . . . . . .    2,567           2,262
    Occupancy expense . . . . . . . . . . . . . . .      622             727
    FDIC insurance premium. . . . . . . . . . . . .      115             348
    Amortization of intangibles . . . . . . . . . .      160             199
    Net losses and expenses on OREO . . . . . . . .      251             230
    Other operating expense . . . . . . . . . . . .    1,492           1,170
                                                      _______       ________
    Total other expenses. . . . . . . . . . . . . .    5,207           4,936
                                                      _______       ________
Income before income tax expense. . . . . . . . . .   11,170           9,701
Income tax expense. . . . . . . . . . . . . . . . .    4,057           3,494
                                                      _______       ________
Net income. . . . . . . . . . . . . . . . . . . . .  $ 7,113      $    6,207
                                                      _______       ________
                                                      _______       ________
Primary earnings per share. . . . . . . . . . . . .   $ 0.56      $     0.47
Fully diluted earnings per share. . . . . . . . . .     0.56            0.47


See accompanying notes to unaudited consolidated financial statements.


                               BANKERS CORP AND SUBSIDIARY
              Consolidated Statements of Changes in Stockholders' Equity
                          Three Months Ended March 31, 1997
                                      (Unaudited)
                                     (In Thousands)



                                                                       Net Unrealized
                                                     Unallocated           Losses on  Total
                                 Additional             Common            Securities  Stock-
                           Common  Paid-In  Retained  Stock Held Treasury  Available Holders'
                            Stock  Capital  Earnings  by the ESOP  Stock    For Sale  Equity
Balance at Dec. 31, 1996    $143  $101,138  $117,525    $ (301)  $(25,060)   $(568)  $192,877

Net Income                   ---       ---     7,113       ---        ---      ---      7,113
Cash Dividends               ---       ---    (1,981)      ---        ---      ---     (1,981)
Exercise of Stock Options    ---       ---       ---       ---        ---      ---        ---
Treasury Stock acquired, net ---       ---       ---       ---        ---      ---        ---
Allocation of ESOP shares    ---       ---       ---       151        ---      ---        151
Increase in unrealized losses
 on securities available for
 sale, net of tax            ---       ---       ---       ---        ---     (364)      (364)
______________________________________________________________________________________________
Balance at March 31, 1997   $143  $101,138   $122,657    $(150)   $(25,060)   $(932)  $197,796
______________________________________________________________________________________________

          See accompanying notes to unaudited consolidated financial statements.


                        BANKERS CORP AND SUBSIDIARY
                   Consolidated Statements of Cash Flows
                 Three Months Ended March 31, 1997 and 1996
                               (In Thousands)
                                                       1997       1996
                                                         (unaudited)
Cash flows from operating activities:
Net income. . . . . . . . . . . . . . . . . . . . .  $  7,113     $ 6,207
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation . . . . . . . . . . . . . . . . . .       228         244
   Provision for loan losses. . . . . . . . . . . .     1,150         900
   Provision for uncollectible interest receivable.       607         617
   Net amortization of deferred fees, discounts
    and premiums on loans . . . . . . . . . . . . .       504           3
   Origination of loans available for sale. . . . .         0        (495)
   Proceeds from sale of loans available for sale .     7,465         360
   Net gains on sale of loans available for sale. .      (136)         (5)
   Net accretion of premiums and discounts on
    securities. . . . . . . . . . . . . . . . . . .       (71)        (31)
   Net decrease in OREO from sales and losses . . .     1,733       2,508
   Amortization of ESOP & MRPs. . . . . . . . . . .       151         119
   Amortization of intangibles. . . . . . . . . . .       160         199
   Increase in accrued interest receivable. . . . .    (1,908)     (1,373)
   Increase in other assets . . . . . . . . . . . .      (460)       (122)
   Increase in mortgage escrow deposits . . . . . .       604       1,149
   Increase in other liabilities &
     income taxes payable . . . . . . . . . . . . .     8,481       3,893
                                                      _________   _________
      Net cash provided by operating activities . .    25,621      14,173
                                                      _________   _________
Cash flows from investing activities:
   Purchase of loans. . . . . . . . . . . . . . . .   (13,962)    (45,636)
   Net decrease in loans. . . . . . . . . . . . . .    98,657      29,722
   Purchase of mortgage & asset-backed securities
    held to maturity . . . . . . . . . . . . . . . . (196,053)     (6,153)
   Principal payments of mortgage & asset-backed
    securities . . . . . . . . . . . . . . . . . . .   35,340      28,968
   Purchase of investment securities held to
    maturity . . . . . . . . . . . . . . . . . . . .  (25,000)     (1,991)
   Proceeds from maturities and calls of investment
     securities held to maturity . . . . . . . . . .    6,548       3,050
   Purchase of securities available for sale . . . .        0     (35,099)
   Banking premises, furniture & equipment
    expenditures . . . . . . . . . . . . . . . . . .      (47)       (125)
                                                      _________  _________
      Net cash used in investing activities. . . . .  (94,517)    (27,264)
                                                      _________  _________
Cash flows from financing activities:
   Treasury stock purchases . . . . . . . . . . . .         0      (3,147)
   Net increase in demand and savings deposits. . .    10,344      22,362
   Net increase(decrease) in time deposits. . . . .     2,825     (19,951)
   Net increase in borrowings . . . . . . . . . . .    54,715       5,212
   Dividends paid . . . . . . . . . . . . . . . . .    (1,981)     (1,816)
   Exercise of stock options, net . . . . . . . . .         0         194
                                                      _________  _________
   Net cash provided by financing activities. . . .    65,903       2,854
                                                      _________  _________
   Decrease in cash and cash equivalents. . . . . .    (2,993)    (10,237)
   Cash and cash equivalents at beginning of year .    15,957      23,337
                                                      _________  _________
   Cash and cash equivalents at end of period . . .   $12,964     $13,100
                                                      _________  _________
                                                      _________  _________
Cash paid during the year for:
   Interest . . . . . . . . . . . . . . . . . . . .    24,488      19,359
   Income taxes . . . . . . . . . . . . . . . . . .       600           0
Supplemental schedule of noncash investing and
 financing activities:
   Real estate acquired in settlement of loans. . .     1,209       1,705
   Loans held to maturity reclassified as loans
    available for sale  . . . . . . . . . . . . . .       484         501


See accompanying notes to unaudited consolidated financial statements.

                        BANKERS CORP AND SUBSIDIARY
            Notes to Unaudited Consolidated Financial Statements
            ----------------------------------------------------
Basis of Presentation
---------------------
The accompanying unaudited consolidated financial statements include the accounts of Bankers Corp. (the Corporation) and its wholly-owned subsidiary Bankers Savings (the Bank) and its inactive wholly-owned subsidiary, PASI Development, Incorporated. All inter-company balances and transactions have been eliminated in the consolidated financial statements. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information refer to the financial statements and notes for the year ended December 31, 1996 included in the Form 10-K, as filed with the SEC on March 28, 1997. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included.

The results of operations for the three months ended March 31, 1997 are not necessarily indicative of results that may be expected for the entire fiscal year ended December 31, 1997.

Primary and fully diluted earnings per share for the three month periods ending March 31, 1997 and 1996 were calculated by dividing net earnings by weighted average shares of common stock and common stock equivalents using the treasury stock method. Stock options are regarded as common stock equivalents and are therefore considered in both primary and fully diluted earnings per share calculations.

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations
            ---------------------------------------------

On February 5, 1997 the Corporation entered into an Agreement and Plan of Merger (the "Merger Agreement") with Sovereign Bancorp, Inc., a Pennsylvania corporation ("Sovereign"). The Merger Agreement provides, among other things, that the Corporation will be merged with and into Sovereign, with Sovereign being the surviving corporation. For a more detailed discussion of the Merger Agreement, refer to the Corporation's Annual Report on Form 10-K, as filed with the SEC on March 28, 1997. The merger is expected to be consummated during the fourth quarter of 1997. Copies of the Merger Agreement and the Stock Option Agreement between Sovereign and Bankers Corp. entered into in connection with the Merger Agreement are filed as Exhibits to this Report.

Financial Condition
-------------------
Total assets increased during the first three months of 1997 by $81.9 million or 3.3% to $2.5 billion.

Total loans during the first three months of 1997 decreased $94.2 million or 5.6% to $1.6 billion at March 31, 1997 compared to $1.7 billion at December 31, 1996.

Total mortgage and asset-backed securities increased by $160.8 million or 23.6% to $842.3 million at March 31, 1997 compared to $681.5 million at December 31, 1996. The increased investment in mortgage-backed securities was due primarily to the reinvestment of heavy cash-flow from prepayments on one year adjustable rate mortgage loans as they reached their first reset date.


Total deposits excluding escrow deposits increased during the first three months of 1997 by $13.2 million or 0.8% to $1.6 billion at March 31, 1997.

The borrowings comprised of federal funds purchased and securities sold under agreements to repurchase increased by $54.7 million or 8.9% to $668.8 million at March 31, 1997 compared to $614.1 at December 31, 1996.

                  Management's Discussion and Analysis of
           Financial Condition and Results of Operations (cont'd)
           ------------------------------------------------------

Results of Operations
---------------------
Bankers Corp. net income for the three month period ended March 31, 1997, compared to the same period a year ago, increased $906,000 or 14.6%. Earnings per share (EPS)on a fully diluted basis increased 19.1% to $0.56 for the first quarter of 1997 compared with $0.47 for the first quarter of 1996. The increase in EPS was due to an increase in earnings and partially the result of treasury stock purchases under the Corporation's last repurchase plan.

Total interest income increased by $9.2 million or 26.7% for the three month period ended March 31, 1997 compared to the same period a year ago. This increase was primarily due to the growth of earning assets offset by decreased yields.

Total interest expense increased $7.4 million or 37.9% for the period ended March 31, 1997 compared to the same period a year ago. Interest expense on deposits for the three month period ended March 31, 1997 decreased by $504,000 or 2.7% compared to the same period last year. This decrease was primarily due to a decrease in rates. Interest expense on borrowing for the three month period ended March 31, 1997 increased $7.9 million compared to the same period last year due to higher average balances.

Net interest income increased by $1.8 million or 12.2% for the three months ended March 31, 1997 compared to the same period last year. The increase in net interest income for the three month period was primarily due to the growth in interest earning assets partially offset by a decrease in the interest rate spread. The interest rate spread for the three month periods ended March 31, 1997 and 1996 were 2.27% and 2.69%, respectively. The net yield on average interest earning assets for the three month periods ended March 31, 1997 and 1996 were 2.76% and 3.23%, respectively.

The provision for loan losses increased by $250,000 to $1.2 million for the first three months of 1997 compared to $900,000 for the first three months of 1996. The increase in the provision resulted from an increase in the general valuation allowance for performing loans based upon a review by management of the loan portfolio, other economic factors and discussions with regulators after a recent regulatory examination.

Gains on the sale of loans increased $131,000 for the three month period ended March 31, 1997, compared to the three month period ended March 31, 1996. Fees, service charges and other income increased $26,000 or 5.0% for the three month period ended March 31, 1997 compared to the same period last year.

Total other expenses for the three month period ending March 31, 1997 increased $271,000 or 5.5% compared to the same period a year ago. Salaries and employee benefits for the three month period ended March 31, 1997 increased $305,000 or 13.5% compared to the same period last year. This increase is primarily due to cost of living and merit increases.
Also the contributions made to the ESOP during the first three months of 1997 were larger than the contributions made in the first three months of 1996. The FDIC insurance premium for the three month period ended March 31, 1997 decreased $233,000 or 67.0% compared to the same period in 1996. The decrease in the FDIC insurance premium resulted primarily from the recapitalization of the Savings Association Insurance Fund, ("SAIF"). Amortization of intangibles for the three month period ended March 31, 1997 decreased $39,000 or 19.6% compared to the same period last year.
Net losses and expenses on OREO increased $21,000 or 9.1% for the three month period ended March 31, 1997 compared to the same period last year. Other operating expenses increased $322,000 or 27.5% compared to the same period in 1996. This increase is primarily due to mortgage servicing fees paid on our portfolio of mortgage loans serviced by others.

                   Management's Discussion and Analysis of
           Financial Condition and Results of Operations (cont'd)
           ------------------------------------------------------

Non-Performing Assets
---------------------
Non-performing assets which include non-accrual loans, loans past due 90 days or more and still accruing, and other real estate owned totaled $30.4 million compared to $29.0 million at December 31, 1996.

The following table sets forth information with respect to non-performing assets for the quarters ended March 31, 1996 through March 31, 1997:

                                                    (In Thousands)
                                                         At
                                    March 31, Dec.31 ,  Sept.30,   June 30, Mar.31,
                                       1997     1996      1996       1996     1996
                                     ________ ________   _______   _______  _______
Non-accrual loans . . . . . . . . . . $22,866  $21,345   $19,915   $20,774  $23,062
Loans 90 days or more past due and
 still accruing  . . . . . . . . .. .   3,371    3,014     1,997     2,411    2,050
                                      _______  _______   _______   _______  _______
  Total non-performing loans. . . . .  26,237   24,359    21,912    23,185   25,112
                                      _______  _______   _______   _______  _______
Other real estate owned . . . . . . .   4,765    5,267     6,605     6,607    5,761
 Less allowance for other real estate
  owned . . . . . . . . . . . . . . .     628      605       645       518     507
                                      _______  _______   _______   _______  _______
  Total other real estate owned . . .   4,137    4,662     5,960     6,089    5,254
                                      _______  _______   _______   _______  _______
  Total non-performing assets . . . . $30,374  $29,021   $27,872   $29,274  $30,366
                                      _______  _______   _______   _______  _______
                                      _______  _______   _______   _______  _______
Non-performing assets to total assets   1.20%    1.18%     1.20%     1.33%    1.59%
Non-performing loans to total loans     1.66%    1.46%     1.33%     1.42%    1.88%

The following table provides a further breakdown of Bankers Savings non-performing loans by type of property securing the loan for the quarters ended March 31, 1996 through March 31, 1997.

                                                          (In Thousands)
                                                                 At
                                       March 31 ,Dec. 31, Sept 30,June 30, March 31,
                                         1997     1996      1996    1996    1996
                                       ________  _______  _______ ________ _______
Mortgage and Home Equity Loans:
  1-4 Family residential. . . . . . .   $22,262  $22,880  $21,130  $21,758  $22,819
  Construction. . . . . . . . . . . .         0        0        0      596      822
  Commercial and multi-family . . . .     3,971    1,470      770      810    1,439
Consumer and other loans. . . . . . .         4        9       12       21       32
                                        _______  _______  _______  _______   _______
  Total non-performing loans. . . . .   $26,237  $24,359  $21,912  $23,185   $25,112
                                        _______  _______  _______  _______   _______
                                        _______  _______  _______  _______   _______

Non-performing loans are primarily secured by 1-4 family residential properties which represent $22.3 million or 84.8% of the total at March 31, 1997. The remainder of the non-performing loans include $255,000 and $3.7 million of loans secured by multi-family dwellings and non-residential properties, respectively, and $4,000 in consumer loans. Non-performing loans at March 31, 1997 secured by real estate totaled 220 loans for an average balance of $119,000.

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

The most significant sources of funds for the first three months of 1997 and 1996 were the return of principal on mortgage loans and mortgage backed securities due to loan prepayments. Another significant source of funds during the first quarter of 1997 was a net increase in borrowing. During the first three months of 1996 another significant source of funds was a net increase in demand and savings deposits.

The primary uses of funds during the first three months of 1997 and 1996 were the origination and purchase of mortgage loans. The most significant use of funds during the first three months of 1997 was the purchase of mortgage and asset-backed securities held to maturity. Another significant use during 1997 was the purchase of investment securities held to maturity. Other significant uses of funds during the first three months of 1996 were the purchase of securities available for sale and a decrease in time deposits.

The Bank anticipates that it will have sufficient funds to meet its unused home equity lines and loan commitments totaling $69.1 million at March 31, 1997. Certificates of deposit maturing within one year or less totaled $751.4 million. Management believes that a significant portion of such deposits will remain with the Bank.

Stockholders' equity during the first three months of 1997 increased by $4.9 million to $197.8 million primarily due to the retention of earnings offset by the declaration of a cash dividend totaling $2.0 million and a $364,000 increase in unrealized losses on securities available for sale. The capital ratios of Bankers Corp and Bankers Savings, its wholly owned subsidiary, are comfortably in excess of those required by all regulatory authorities.

The following table sets forth the capital ratios of Bankers Corp. on a consolidated basis, Bankers Savings and the current regulatory minimum requirements at March 31, 1997.


                                         Bankers    Bankers    Minimum
                                          Corp.     Savings   Requirement
                                         -------    -------   -----------

  Risk Based Capital Ratio:
       Tier 1 (core)                       17.77%     17.52%      4.00%
       Total                               18.17%     17.92%      8.00%
  Leverage Ratio                            8.01%      7.88%      3.00%



       Item 3. Quantitative and Qualitative Disclosures About Market Risk
               ----------------------------------------------------------
               Not Applicable

 PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings
            -----------------
            None

   Item 2.  Changes in Securities
            ---------------------
            None

   Item 3.  Defaults Upon Senior Securities
            -------------------------------
            None

   Item 4.  Submission of Matters to Vote of Security Holders
            -------------------------------------------------
            None

   Item 5.  Other Information
            -----------------
            None

   Item 6.  Exhibits and Reports on Form 8-K
            --------------------------------
            a)  Exhibits
               The following exhibits are filed as part of this report.

               Exhibit
               Number                                                      Page
               ------                                                      ----
                 2.1  Agreement and Plan of Merger, dated February 5,
                      1997, between Sovereign Bancorp, Inc. and Bankers
                      Corp.(1)

                 2.2 Stock Option Agreement, dated February 5, 1997, by and between Sovereign Bancorp, Inc. and Bankers Corp. (1)

                11.0  Computation of earnings per share (filed herewith).    14

                27.0  Financial Data Schedule (Edgar filing only).

                      (1) Incorporated by reference to the Corporation's
                           Current Report on Form 8-K filed on
                           February 11, 1997.

            b)  Reports on Form 8-K.

                A report on Form 8-K was filed March 11, 1997 to announce financial results for the year ended December 31, 1996. A report on Form 8-K was filed February 11, 1997 to report an Agreement and Plan of Merger, dated February 5, 1997, between Sovereign Bancorp. Inc. and Bankers Corp.

SIGNATURE


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           BANKERS CORP.
                           --------------------------------
                           Registrant


DATE: May 13, 1997         /s/Joseph P. Gemmell
      ------------         _________________________________
                           Joseph P. Gemmell
                           Chairman of the Board, President
                           and Chief Executive Officer


DATE: May 13, 1997         /s/Howard S. Garfield, II
      ------------         ---------------------------------
                           Howard S. Garfield, II
                           Senior Vice President
                           and Chief Financial Officer