Form 10-Q
period 1997-06-30
BANKERS CORP
filed 1997-08-11
CIK 857450

                         UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                            FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
                               or

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

                                YES  X NO
                                   ____    ____

                 SHARES OUTSTANDING ON August 8, 1997
           COMMON STOCK, $.01 PAR VALUE - 12,395,688 SHARES

                              BANKERS CORP.

                           INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION                                          PAGE

    Item 1.  Financial Statements
             Consolidated Statements of Condition at June 30, 1997
             and December 31, 1996 (Unaudited). . . . . . . . . . . . .   3


             Consolidated Statements of Income for the Three and Six Months
             Ended June 30, 1997 and 1996 (Unaudited) . . . . . . . . .   4


             Consolidated Statements of Changes in Stockholders' Equity
             for the Six Months Ended June 30, 1997 (Unaudited ). . . .   5


             Consolidated Statements of Cash Flows for the Six
             Months Ended June 30, 1997 and 1996 (Unaudited) .  . . . .   6


             Notes to Unaudited Consolidated Financial Statements . . .   7


    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations. . . . . . .   8


    Item 3.  Quantitative and Qualitative Disclosures about Market Risk. 11


PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . .  12


           SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .  13

PART I.    FINANCIAL INFORMATION
  Item 1.       Financial Statements


                     BANKERS CORP AND SUBSIDIARY
                Consolidated Statements of Condition
                           (In Thousands)
                                                               At
                                                      June 30,     December 31,
                                                        1997           1996
Assets:                                                     (unaudited)
Cash on hand and due from banks. . . . . . . . . .    $ 15,126      $   15,957
Federal funds sold . . . . . . . . . . . . . . . .      11,800               0
                                                     _________      __________
    Cash and cash equivalents. . . . . . . . . . .      26,926          15,957
Securities available for sale. . . . . . . . . . .      34,100          34,181
Investment securities, held to maturity, estimated
    market value of $40,245 and $26,036 at June 30,
    1997 and December 31, 1996, respectively . . .      40,249          25,961
Mortgage and asset-backed securities, held to
    maturity, estimated market value of $901,282
    and $685,780 at June 30, 1997 and Dec. 31,
    1996, respectively . . . . . . . . . . . . . .     896,662         681,518
Loans net of unearned income and premiums. . . . .   1,540,362       1,672,234
    Less: Allowance for loan losses. . . . . . . .       7,689           6,596
                                                    __________      __________
         Net loans. . . . . . . . . . . . . .  . .   1,532,673       1,665,638
Banking premises, furniture and equipment, net . .      10,449          10,846
Accrued interest receivable. . . . . . . . . . . .      16,885          15,181
Intangible assets, net of accumulated amortization
    of $9,032 and $8,712 at June 30, 1997 and
    December 31,1996, respectively . . . . . . . .       3,009           3,329
Other Real Estate Owned, net (OREO). . . . . . . .       3,191           4,662
Other assets . . . . . . . . . . . . . . . . . . .       2,691           2,511
                                                    __________      __________
         Total assets. . . . . . . . . . . . . . .   2,566,835       2,459,784
                                                    __________      __________
                                                    __________      __________
Liabilities and Stockholders' Equity:
Due to depositors:
    Interest bearing . . . . . . . . . . . . . . .   1,602,723       1,578,452
    Non-interest bearing . . . . . . . . . . . . .      54,204          50,610
                                                    __________      __________
         Total deposits. . . . . . . . . . . . . .   1,656,927       1,629,062
Borrowings . . . . . . . . . . . . . . . . . . . .     678,806         614,090
Mortgage escrow deposits . . . . . . . . . . . . .      13,262          12,203
Income taxes payable . . . . . . . . . . . . . . .         435           1,348
Other liabilities. . . . . . . . . . . . . . . . .      13,869          10,204
                                                    __________      __________
         Total liabilities . . . . . . . . . . .  .$ 2,363,299     $ 2,266,907
                                                    __________      __________

Stockholders' equity:
    Preferred stock, authorized 10,000,000 shares
         None issued
    Common stock, par value $.01: 20,000,000 shares
         authorized, 14,269,200 shares issued . . .        143             143
         Additional paid-in capital . . . . . . . .    101,138         101,138
Retained earnings . . . . . . . . . . . . . . . . .    127,747         117,525
    Less:
    Unallocated Common stock held by the ESOP . . .          0             301
    Common stock in treasury, at cost: 1,877,352
     shares and 1,891,016 shares, respectively. . .     24,879          25,060
    Net unrealized losses on securities available
         for sale, net of tax . . . . . . . . . . .        613             568
                                                     _________       _________
                Total stockholders' equity. . . . .    203,536         192,877
                                                     _________       _________
         Total liabilities and stockholders'
          equity  . . . . . . . . . . . . . . . . . $2,566,835      $2,459,784
                                                     _________       _________
                                                     _________       _________

See accompanying notes to unaudited consolidated financial statements.


                        BANKERS CORP AND SUBSIDIARY
                     Consolidated Statements of Income
                    (In Thousands, Except Per Share Data)



                                         Three Months Ended  Six Months Ended
                                                June 30,          June 30,
                                            1997      1996      1997     1996
                                               (Unaudited)         (Unaudited)
Interest income:
    Real estate loans . . . . . . . . . .  $27,680   $26,908   $56,370  $51,122
    Other loans . . . . . . . . . . . . .    1,273     1,129     2,485    2,290
    Mortgage and asset-backed securities.   15,489     7,340    27,630   14,825
    Investment securities-taxable . . . .    1,227     1,402     2,352    2,916
    Municipals-nontaxable . . . . . . . .       15        15        30       30
    Short-term investments. . . . . . . .        0        73       350       73
    Federal funds sold. . . . . . . . . .      119        28       181       49
                                           _______   _______   _______  _______
      Total interest income. . . . . . .    45,803    36,895    89,398   71,305
                                           _______   _______   _______  _______
Interest expense:
    Interest on deposits. . . . . . . . .   18,672    18,168    36,770   36,769
    Interest on borrowings. . . . . . . .   10,124     3,296    18,778    4,094
                                            ______   _______   _______  _______
      Total interest expense  . . . . . .   28,796    21,464    55,548   40,863

Net interest income . . . . . . . . . . .   17,007    15,431    33,850   30,442
Provision for loan losses . . . . . . . .    1,150     1,250     2,300    2,150
                                           _______   _______   _______   ______
    Net interest income after provision
    for loan losses . . . . . . . . . . .   15,857    14,181    31,550   28,292
                                           _______   _______   _______  _______
Other income:
    Fees and service charges. . . . . . .      466       483       916       966
    Gains(losses) on loans. . . . . . . .        0         5       136        10
    Other income. . . . . . . . . . . . .       72        41       170        80
                                           _______   _______   _______   _______
      Total other income  . . . . . . . .      538       529     1,222     1,056
                                           _______   _______   _______   _______
Other expense:
    Salaries and employee benefits. . . .    2,432     2,254     4,999     4,516
    Occupancy expense . . . . . . . . . .      668       674     1,290     1,401
    FDIC insurance premium. . . . . . . .      115       348       230       696
    Amortization of intangibles . . . . .      160       199       320       399
    Net losses and expenses on OREO . . .      186       157       437       387
    Other operating expense . . . . . . .    1,510     1,486     3,002     2,657
                                           _______   _______  ________   _______
      Total other expenses  . . . . . . .    5,071     5,118    10,278    10,056
                                           _______   _______  ________   _______
Income before income tax expense. . . . .   11,324     9,592    22,494    19,292
Income tax expense. . . . . . . . . . . .    4,115     3,453     8,172     6,947
                                           _______   _______  ________   _______
Net income. . . . . . . . . . . . . . . .  $ 7,209   $ 6,139  $ 14,322   $12,345
                                           _______   _______  ________   _______
                                           _______   _______  ________   _______
Primary earnings per share. . . . . . . .  $  0.57   $  0.48  $   1.13   $  0.95
Fully diluted earnings per share. . . . .     0.57      0.48      1.13      0.95


See accompanying notes to unaudited consolidated financial statements.


                          BANKERS CORP AND SUBSIDIARY
           Consolidated Statements of Changes in Stockholders' Equity
                         Six Months Ended June 30, 1997
                                  (Unaudited)
                                 (In Thousands)




                                                                           Net Unrealized
                                                      Unallocated            Losses on       Total
                                   Additional            Common              Securities     Stock-
                            Common  Paid-In  Retained  Stock Held   Treasury  Available     Holders'
                            Stock   Capital  Earnings  by the ESOP    Stock    For Sale     Equity
Balance at Dec. 31, 1996     $143  $101,138   $117,525   $ (301)     $(25,060) $ (568)     $192,877

Net Income                    ---     ---       14,322      ---          ---      ---        14,322
Cash Dividends                ---     ---       (3,966)     ---          ---      ---        (3,966)
Exercise of Stock Options     ---     ---         (134)     ---           181     ---            47
Treasury Stock acquired, net  ---     ---          ---      ---          ---      ---           ---
Allocation of ESOP shares     ---     ---          ---      301          ---      ---           301
Increase in unrealized losses
 on securities available for
 sale, net of tax             ---     ---          ---      ---          ---      (45)         (45)
______________________________________________________________________________________________________________________
Balance at June 30, 1997     $143   $101,138   $127,747   $    0     $(24,879) $ (613)     $203,536
______________________________________________________________________________________________________________________


                    See accompanying notes to unaudited consolidated financial statements.

                        BANKERS CORP AND SUBSIDIARY
                   Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 1997 and 1996
                                (In Thousands)
                                                         1997            1996
                                                             (unaudited)
Cash flows from operating activities:
Net income. . . . . . . . . . . . . . . . . . . . . .  $  14,322     $  12,345
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation . . . . . . . . . . . . . . . . . . .       457           501
   Provision for loan losses. . . . . . . . . . . . .     2,300         2,150
   Provision for uncollectible interest receivable. .     1,119         1,134
   Net amortization of deferred fees, discounts
    and premiums on loans . . . . . . . . . . . . . .     1,004           135
   Origination of loans available for sale. . . . . .         0        (1,226)
   Proceeds from sale of loans available for sale . .     7,465           588
   Net gains on sale of loans available for sale. . .      (136)          (10)
   Net accretion of premiums and discounts
     on securities. . . . . . . . . . . . . . . . . .        (5)          (84)
   Net decrease in OREO from sales and losses . . . .     4,157         4,081
   Amortization of ESOP & MRPs. . . . . . . . . . . .       301           200
   Amortization of intangibles. . . . . . . . . . . .       320           399
   Increase in accrued interest receivable. . . . . .    (2,823)       (3,213)
   Increase in other assets . . . . . . . . . . . . .      (154)           (3)
   Increase in mortgage escrow deposits . . . . . . .     1,059         2,276
   Increase in other liabilities &
     income taxes payable . . . . . . . . . . . . . .     2,751         4,319
                                                        ________      ________
       Net cash provided by operating activities. . .    32,137        23,592
                                                        ________      ________
Cash flows from investing activities:
   Purchase of loans. . . . . . . . . . . . . . . . .   (49,654)     (381,408)
   Net decrease in loans. . . . . . . . . . . . . . .   169,299        60,312
   Purchase of mortgage & asset-backed securities
    held to maturity .  . . . . . . . . . . . . . . .  (285,673)      (51,215)
   Principal payments of mortgage & asset-backed
    securities  . . . . . . . . . . . . . . . . . . .    70,547        63,093
   Purchase of investment securities held to maturity   (25,000)       (1,991)
   Proceeds from maturities and calls of investment
     securities held to maturity  . . . . . . . . . .    10,708        27,100
   Purchase of securities available for sale. . . . .         0       (35,099)
   Banking premises, furniture & equipment expenditures     (60)         (282)
                                                        ________      ________
      Net cash used in investing activities . . . . .  (109,833)     (319,490)
                                                        ________      ________
Cash flows from financing activities:
   Treasury stock purchases . . . . . . . . . . . . .         0       (10,302)
   Net increase in demand and savings deposits. . . .    10,088        29,043
   Net increase(decrease) in time deposits. . . . . .    17,777       (20,547)
   Net increase in borrowings . . . . . . . . . . . .    64,716       293,505
   Dividends paid . . . . . . . . . . . . . . . . . .    (3,963)       (3,606)
   Exercise of stock options, net . . . . . . . . . .        47           262
                                                        ________     _________
   Net cash provided by financing activities. . . . .    88,665       288,355
                                                        ________     _________
   Increase (decrease) in cash and cash equivalents .    10,969        (7,543)
   Cash and cash equivalents at beginning of year . .    15,957        23,337
                                                        ________     _________
   Cash and cash equivalents at end of period . . . . $  26,926     $  15,794
                                                        ________     _________
                                                        ________     _________
Cash paid during the year for:
   Interest . . . . . . . . . . . . . . . . . . . . .    51,872        39,291
   Income taxes . . . . . . . . . . . . . . . . . . .     9,085         7,595
Supplemental schedule of noncash investing and financing
 activities:
   Real estate acquired in settlement of loans. . . .     2,687         4,112
   Loans held to maturity reclassified as loans available
    for sale  . . . . . . . . . . . . . . . . . . . .       713           607

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

The results of operations for the six months ended June 30, 1997 are not necessarily indicative of results that may be expected for the entire fiscal year ended December 31, 1997.

Primary and fully diluted earnings per share for the six month periods ending June 30, 1997 and 1996 were calculated by dividing net earnings by weighted average shares of common stock and common stock equivalents using the treasury stock method. Stock options are regarded as common stock equivalents and are therefore considered in both primary and fully diluted earnings per share calculations.

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations
            ---------------------------------------------

On February 5, 1997 the Corporation entered into an Agreement and Plan of Merger (the "Merger Agreement") with Sovereign Bancorp, Inc., a Pennsylvania corpor-ation ("Sovereign"). The Merger Agreement provides, among other things, that the Corporation will be merged with and into Sovereign, with Sovereign being the surviving corporation. Consummation of the Merger is subject to, among other things, approval of the Merger Agreement by the Corporation's shareholders at the Annual Meeting of Shareholders to be held on August 28, 1997 (the "Annual Meeting"). On or about July 22, 1997, a Joint Proxy Statement/Prospectus was mailed to the Corporation's shareholders in connection with the solicitation of Proxies by the Corporation for use at the Annual Meeting. The Merger is expected to be consummated shortly after the Bankers Annual Meeting. For a more detailed discussion of the Merger agreement, refer to the Corporation's Annual Report on Form 10-K, as filed with the SEC on March 28, 1997.

Financial Condition
-------------------
Total assets increased during the first six months of 1997 by $107.1 million or 4.4% to $2.567 billion.

Total loans during the first six months of 1997 decreased $131.9 million or 7.9% to $1.540 billion at June 30, 1997.

Total mortgage and asset-backed securities increased by $215.1 million or 31.6% during the first six months of 1997 to $896.7 million at June 30, 1997. The increased investment in mortgage-backed securities and decrease in the amount of total loans was due primarily to the reinvestment of cash-flow from prepayments on one year adjustable rate mortgage loans as they reached their first reset date.

Total deposits excluding escrow deposits increased during the first six months of 1997 by $27.9 million or 1.7% to $1.657 billion at June 30, 1997.

The borrowings comprised of federal funds purchased and securities sold under agreements to repurchase increased during the first six months of 1997 by $64.7 million or 10.5% to $678.8 million at June 30, 1997.

                  Management's Discussion and Analysis of
           Financial Condition and Results of Operations (cont'd)
           ------------------------------------------------------

Results of Operations
---------------------
Bankers Corp.'s net income for the three and six month periods ended
June 30, 1997, compared to the same period a year ago, increased $1,070,000 or 17.4% and $1,977,000 or 16.0%, respectively. Earnings per share (EPS)on a fully diluted basis increased 18.8% to $0.57 for the second quarter of 1997 compared with $0.48 for the second quarter of 1996. The increase in EPS was due to an increase in earnings and partially the result of stock re-purchases under the Corporation's last repurchase plan.

Total interest income increased by $8.9 million or 24.1% and $18.1 million or 25.4%, respectively, for the three and six month periods ended June 30, 1997 compared to the same period a year ago. This increase was primarily due to the growth of earning assets partially offset by decreased yields.

Total interest expense increased $7.3 million or 34.2% and $14.7 million or 35.9%, respectively, for the three and six month periods ended June 30, 1997, compared to the same periods a year ago. Interest expense on deposits for the three month period ended June 30, 1997 increased by $504,000 or 2.8% compared to the same period last year. This increase was primarily due to an increase in rates. Interest expense on borrowings for the three and six month periods ended June 30, 1997 increased $6.8 million or 207.2% and $14.7 million or 358.7%, respectively, compared to the same periods last year due to higher average balances.

Net interest income increased by $1.6 million or 10.2% and $3.4 million or 11.2%, respectively, for the three and six month periods ended June 30, 1997 compared to the same periods last year. The increase in net interest income for the six month period was primarily due to the growth in interest earning assets partially offset by a decrease in the interest rate spread. The interest rate spread for the six month periods ended June 30, 1997 and 1996 were 2.24% and 2.61 %, respectively. The net yield on average interest earning assets for the six month periods ended June 30, 1997 and 1996 were 2.72% and 3.12%, respectively.

The provision for loan losses increased by $150,000 to $2.3 million for the first six months of 1997, compared to $2.2 million for the first six months of 1996. The increase in the provision resulted from an increase in the general valuation allowance for performing loans based upon a review by management of the loan portfolio and other economic factors.

Gains on the sale of loans decreased $5,000 and increased $126,000, respectively, for the three and six month periods ended June 30, 1997, compared to the three and six month periods ended June 30, 1996. Fees, service charges and other income increased $14,000 or 2.7% and $40,000 or 3.8%, respectively, for the three and six month periods ended June 30, 1997, compared to the same periods last year.

Total other expenses for the three and six month periods ending June 30, 1997 decreased $47,000 or 0.9% and increased $222,000 or 2.2%, respectively, compared to the same periods a year ago. Salaries and employee benefits for the three and six month periods ended June 30, 1997 increased $178,000 or 7.9% and $483,000 or 10.7%, respectively, compared to the same periods last year.
These increases are primarily due to cost of living and merit increases.
Also the contributions made to the ESOP during the first six months of 1997 were larger than the contributions made in the first six months of 1996.
The FDIC insurance premium for the three and six month periods ended
June 30, 1997 decreased $233,000 or 67.0% and $466,000 or 67.0%, respectively, compared to the same periods in 1996. The decrease in the FDIC insurance premium resulted primarily from the decrease in the assessment rates following the recapitalization of the Savings Association Insurance Fund, ("SAIF"). Amortization of intangibles for the three and six month periods ended June 30, 1997 decreased $39,000 or 19.6% and $79,000 or 19.8%,
respectively, compared to the same periods last year.   Net losses and expenses
on OREO increased $29,000 or 18.5% and $50,000 or 12.9%, respectively, compared to the same periods last year. Other operating expenses increased $24,000 or 1.6% and $345,000 or 13.0%, respectively, during the three and six month periods ended June 30, 1997, compared to the same periods in 1996. These increases are primarily due to mortgage servicing fees paid on the Company's portfolio of mortgage loans serviced by others and costs relating to the Merger Agreement.

Non-Performing Assets
---------------------
Non-performing assets which include non-accrual loans, loans past due 90 days or more and still accruing, and other real estate owned totaled $29.2 million at June 30, 1997 compared to $29.3 million at June 30, 1996.

The following table sets forth information with respect to non-performing assets for the quarters ended June 30, 1996 through June 30, 1997:

                                                 (In Thousands)
                                                       At
                                    June 30, March 31, Dec.31, Sept.30, June 30,
                                      1997     1997     1996     1996     1996
                                     ________ ________ _______  _______ _______

Non-accrual loans . . . . . . . . . . $23,378  $22,866  $21,345  $19,915 $20,774
Loans 90 days or more past due and
 still accruing . . . . . . . . . . .   2,598    3,371    3,014    1,997   2,411
                                      _______  _______  _______  _______  _______
  Total non-performing loans. . . . .  25,976   26,237   24,359   21,912  23,185
                                      _______  _______  _______  _______  _______
Other real estate owned . . . . . . .   3,686    4,765    5,267    6,605   6,607
  Less allowance for other real
   estate owned . . . . . . . . . . .     495      628      605      645     518
                                      _______  _______  _______  _______  _______
  Total other real estate owned . . .   3,191    4,137    4,662    5,960   6,089
                                      _______  _______  _______  _______  _______
  Total non-performing assets . . . . $29,167  $30,374  $29,021  $27,872 $29,274
                                      _______  _______  _______  _______  _______
                                      _______  _______  _______  _______  _______
Non-performing assets to total assets   1.14%    1.20%    1.18%    1.20%    1.33%
Non-performing loans to total loans     1.69%    1.66%    1.46%    1.33%    1.42%


The following table provides a further breakdown of Bankers Savings' non-performing loans by type of property securing the loan for the quarters ended June 30, 1996 through June 30, 1997.

                                                            (In Thousands)
                                                                 At
                                       June 30, March 31, Dec. 31, Sept.30,  June 30,
                                         1997     1997      1996    1996      1996
                                       ________ _________  _______ ________  _______
Mortgage and Home Equity Loans:
  1-4 Family residential. . . . . . .  $22,000   $22,262   $22,880  $21,130  $21,758
  Construction. . . . . . . . . . . .        0         0         0        0      596
  Commercial and multi-family . . . .    3,967     3,971     1,470      770      810
Consumer and other loans. . . . . . .        9         4         9       12       21
                                       _______   _______   _______  _______  _______
  Total non-performing loans           $25,976   $26,237   $24,359  $21,912  $23,185
                                       _______   _______   _______  _______  _______
                                       _______   _______   _______  _______  _______

Non-performing loans are primarily secured by 1-4 family residential properties which represent $22 million or 84.7% of the total amount of non-performing loans at June 30, 1997. The remainder of the non-performing loans include $252,000 and $3.7 million of loans secured by multi-family dwellings and non-residential properties, respectively, and $9,000 in consumer loans. Non-performing loans at June 30, 1997 secured by real estate totaled 220 loans for an average balance of $118,000.

                  Management's Discussion and Analysis of
          Financial Condition and Results of Operations (cont'd)
          ------------------------------------------------------

Liquidity and Capital Resources
-------------------------------
The Bank's liquidity is a measure of its ability to fund loans, withdrawals of deposits, and other cash out flows in a cost-effective manner. The Bank's principal sources of funds are deposits, scheduled amortization and prepay-ments of loans and mortgage backed securities, sales of loans available for sale, borrowings, maturities of investment securities and short-term invest-ments and other funds provided by operations. While scheduled loan payments and maturing investments are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

The most significant sources of funds for the first six months of 1997 and 1996 were the return of principal on mortgage loans and mortgage backed securities due to loan prepayments and a net increase in borrowings.

The primary uses of funds during the first six months of 1997 and 1996 were the origination and purchase of mortgage loans and the purchase of mortgage backed securities held to maturity. Another significant use of funds during the first six months of 1997 was the purchase of investment securities held to maturity. Another significant use during 1996 was the purchase of investment securities available for sale.

The Bank anticipates that it will have sufficient funds to meet its unused home equity lines and loan commitments totaling $75.8 million at June 30, 1997. Certificates of deposit maturing within one year or less totaled $774.0 million. Management believes that a significant portion of such deposits will remain with the Bank.

Stockholders' equity during the first six months of 1997 increased by $10.7 million to $203.5 million primarily due to the retention of earnings offset by cash dividends totaling $4.0 million. The regulatory capital ratios of Bankers Corp. and Bankers Savings, its wholly owned subsidiary, are comfortably in excess of those required by all regulatory authorities.

The following table sets forth the capital ratios of Bankers Corp. on a consolidated basis, Bankers Savings and the current regulatory minimum requirements at June 30, 1997.


                                     Bankers    Bankers    Minimum
                                       Corp.    Savings   Requirement
    Risk Based Capital Ratio:
         Tier 1 (core)                18.38%    18.15%       4.0%
         Total                        18.84%    18.61%       8.0%
    Leverage Ratio                     7.93%     7.82%       3.0%



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

              Exhibit
              Number
              -------
               11.0    Computation of earnings per share (filed herewith).

               27.0    Financial Data Schedule (filed herewith).

            b)  Reports on Form 8-K.

                There were no reports on Form 8-K filed during the three months ended June 30, 1997.

SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             BANKERS CORP.
                             ________________________________
                             Registrant


DATE: August 11, 1997        /s/Joseph P. Gemmell
      _______________        ____________________
                             Joseph P. Gemmell
                             Chairman of the Board, President
                             and Chief Executive Officer


DATE: August 11, 1997        /s/Howard S. Garfield, II
      _______________        __________________________
                             Howard S. Garfield, II
                             Senior Vice President
                             and Chief Financial Officer